Form 10-Q
period 2017-02-28
Kokos Group Inc.
filed 2017-04-04
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

Commission File Number 333-21426

KOKOS GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	81-3433108
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

116 North Curry Street

Carson City, Nevada 89703

(Address of principal executive offices)(Zip Code)

(503)-471-1332

(Registrant’s telephone number, including area code)

One World Trade Center, 121 Southwest Salmon Street, Suite 1100, Portland, Oregon 97204

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court  ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 4, 2017, there were 10,000,000 shares of common stock issued and outstanding.

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

3

Table of Content

PART I—FINANCIAL INFORMATION

KOKOS GROUP INC.

 CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

 February 28, 2017

Table of Content

KOKOS GROUP INC.

 CONDENSED BALANCE SHEETS

	February 28, 2017	August 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,310	$10,336

TOTAL CURRENT ASSETS	$4,310	$10,336

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,000	$-
Other liability (Note 5)	2,500	0
Due to related party (Note 4)	4,491	1,675

TOTAL CURRENT LIABILITIES	8,991	1,675

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 10,000,000 shares of common stock (10,000,000 - August 31, 2016)	10,000	10,000
Accumulated deficit	(14,681)	(1,339)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,681)	8,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,310	$10,336

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed financial statements.

Table of Content

KOKOS GROUP INC.

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2017	Six months ended February 28, 2017

REVENUE	$0	$0

EXPENSES
Office and general	$2,629	$4,242
Professional fees	3,000	9,100

TOTAL EXPENSES	(5,629)	(13,342)

NET LOSS	$(5,629)	$(13,342)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

Table of Content

KOKOS GROUP INC.

 CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended February 28, 2017

OPERATING ACTIVITIES
Net loss for the period	$(13,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables	2,000
Increase (decrease) in other liability	2,500

NET CASH USED IN OPERATING ACTIVITIES	(8,842)

CASH FLOW FROM INVESTING ACTIVITIES	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-
Proceeds from related parties	2,816

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,816

NET INCREASE (DECREASE) IN CASH	(6,026)

CASH, BEGINNING	10,336

CASH, ENDING	$4,310

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these condensed financial statements.

Table of Content

KOKOS GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS February 28, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

KOKOS GROUP INC. was incorporated in the State of Nevada as a for-profit Company on July 26, 2016 and established a fiscal year end of August 31. The Company is organized to bottle, market, distribute and sell our own brand of coconut water, and other coconut based products.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $14,681. As at February 28, 2017, the Company has a working deficit of $4,681. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2017 the Company has issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form S-1. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2016 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2017 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Table of Content

KOKOS GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS February 28, 2017 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. Revenue consists of revenue earned for the sale of organic coconut water and services provided by the Company. Revenue is recognized at the time the product is shipped to the customer and or services provided by the Company are fulfilled.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

Table of Content

KOKOS GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS February 28, 2017 (Unaudited)

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

As of February 28, 2017 the Company has not granted any stock options and has not recorded any stock-based compensation.

Table of Content

KOKOS GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS February 28, 2017 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, Jeoffrey C. Baterina, the Company’s President and Director, paid $2,816 for operating expenses payment in behalf of the Company.

As of February 28, 2017, the balance of due to related party is $4,491. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – AGREEMENTS

On February 25, 2017 the Company entered into a Purchase Agreement to supply 69,300 private label Tetra Prisma 330ml packs of organic coconut water. The total purchase price is $55,410. The purchaser has made the initial non-refundable payment of $2,500. Other items on payment schedule include; an additional $2,500 non-refundable payment upon approval of private label artwork; $35,000 upon final order by purchaser; and $15,410 due on delivery and acceptance of product by purchaser. Product will be delivered to purchaser within 90 days of the Company receiving payments as per above schedule.

NOTE 6 – SUBSEQUENT EVENTS

During March 2017 the Company received $9,600 in private placements for the purchase of 320,000 common shares of the Company’s stock at $0.03 per share.

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

Results of Operations

For the three month period ended February 28, 2017 we had no revenues. Expenses for the three month period ended February 28, 2017 totaled $5,629 resulting in a net loss of $5,629. The net loss for the three month period ended February 28, 2017 is a result of office and general expenses of $5,629 comprised primarily of; professional fees of $3,000 consisting of accounting expenses; filing expenses of $638; web development costs of $1,816; rent expenses of $152 and general office expenses of $23.

For the six month period ended February 28, 2017 we had no revenues. Expenses for the six month period ended February 28, 2017 totaled $13,342 resulting in a net loss of $13,342. The net loss for the six month period ended February 28, 2017 is a result of office and general expenses of $13,342 comprised primarily of; professional fees of $9,100 consisting of legal and accounting expenses; filing expenses of $1,232; web development costs of $1,816; rent expenses of $1,145 and general office expenses of $49.

Capital Resources and Liquidity

Minimal revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of February 28, 2017, we had $4,310 in cash as compared to $10,336 in cash at August 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 28, 2017, the Company’s sole officer and director, Mr. Jeoffrey Baterina has loaned the Company $4,491 in the form of a non-secured loan. He has indicated that he may be willing to provide a maximum of $35,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

Company Operations

The Company has begun to implement our plan of operations as outlined in our S-1 filing. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

During the period the Company launched its website www.kokosgroupinc.com. In addition the Company has identified an organic coconut water supplier in the Philippines and is currently working on a supplier contract which we expect to conclude by the end of the next fiscal quarter.

On February 25, 2017 the Company entered into a Purchase Agreement to supply 69,300 private label Tetra Prisma 330ml packs of organic coconut water. The total purchase price is $55,410. The purchaser has made the initial non-refundable payment of $2,500. Other items on payment schedule include; an additional $2,500 non-refundable payment upon approval of private label artwork; $35,000 upon final order by purchaser; and $15,410 due on delivery and acceptance of product by purchaser. Product will be delivered to purchaser within 90 days of the Company receiving payments as per above schedule.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of February 28, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During March 2017 the Company received $9,600 in private placements for the purchase of 320,000 common shares of the Company’s stock at $0.03 per share.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kokos Group Inc.

Date: April 4, 2017	By:	/s/ Jeoffrey C. Baterina
Jeoffrey C. Baterina
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

