Form 10-Q
period 2017-05-31
Kokos Group Inc.
filed 2017-06-30
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

Commission File Number 333-21426

KOKOS GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	81-3433108
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

116 North Curry Street

Carson City, Nevada 89703

(Address of principal executive offices)(Zip Code)

(888)-546-3153

(Registrant’s telephone number, including area code)

n/a

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

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

As of June 30, 2017, there were 65,600,000 shares of common stock issued and outstanding.

2

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

3

PART I—FINANCIAL INFORMATION

KOKOS GROUP INC.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2017

4

KOKOS GROUP INC.

 CONDENSED BALANCE SHEETS

	May 31, 2017	August 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,058	$10,336

TOTAL CURRENT ASSETS	$5,058	$10,336

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$399	$-
Other liability (Note 5)	2,500	0
Due to related party (Note 4)	4,501	1,675

TOTAL CURRENT LIABILITIES	7,400	1,675

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock (Note 3)

Authorized 2,000,000 shares of preferred stock, $0.001 par value, Issued and outstanding - nil 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 65,600,000 shares of common stock (800,000,000 - August 31, 2016)	65,600	800,000
Additional paid in capital	(46,010)	(790,000)
Accumulated deficit	(21,932)	(1,339)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,342)	8,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,058	$10,336

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed financial statements.

KOKOS GROUP INC.

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2017	Nine months ended May 31, 2017

REVENUE	$0	$0

EXPENSES
Office and general	$3,401	$7,643
Professional fees	3,850	12,950

TOTAL EXPENSES	(7,251)	(20,593)

NET LOSS	$(7,251)	$(20,953)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	387,686,957	661,052,015

The accompanying notes are an integral part of these condensed financial statements.

KOKOS GROUP INC.

 CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended May 31, 2017

OPERATING ACTIVITIES
Net loss for the period	$(20,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables	399
Increase (decrease) in other liability	2,500

NET CASH USED IN OPERATING ACTIVITIES	(17,694)

CASH FLOW FROM INVESTING ACTIVITIES	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	9,600

Proceeds from related parties	2,816

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,416

NET INCREASE (DECREASE) IN CASH	(5,278)

CASH, BEGINNING	10,336

CASH, ENDING	$5,058

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-

Income taxes	$-

The accompanying notes are an integral part of these condensed financial statements.

KOKOS GROUP INC. NOTES TO CONSOLIDATE FINANCIAL STATEMENTS May 31, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

KOKOS GROUP INC. was incorporated in the State of Nevada as a for-profit Company on July 26, 2016 and established a fiscal year end of August 31. The Company is organized to bottle, market, distribute and sell our own brand of coconut water, and other coconut based products.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $21,932. As at May 31, 2017, the Company has a working deficit of $2,342. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2017 the Company has issued 800,000,000 founders shares at $0.0000125 per share for net proceeds of $10,000 to the Company and private placements of 25,600,000 common shares at $0.000375 per share for net proceeds of $9,600. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form S-1. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2016 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2017 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

KOKOS GROUP INC. NOTES TO CONSOLIDATE FINANCIAL STATEMENTS May 31, 2017 (Unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

KOKOS GROUP INC. NOTES TO CONSOLIDATE FINANCIAL STATEMENTS May 31, 2017 (Unaudited)

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of May 31, 2017 are 65,600,000 common shares and no preferred shares have been issued.

On July 26, 2016 the Company issued 800,000,000 (pre-split-10,000,000) common shares at $0.0000125 ( pre-split $0.001) per share to the sole director and President of the Company for cash proceeds of $10,000.

During March 2017 the Company received $9,600 in private placements for the purchase of 25,600,000 ( pre-split -320,000 common shares of the Company’s stock at $0.000375 (pre-split $0.03) per share.

On April 6, 2017 the directors of the Company amended the Company’s Articles of Incorporation to increase the authorized capital structure of the Corporation to include two million (2,000,000) shares of preferred stock, par value $0.001, and to retain the previously authorized two hundred million (200,000,000) shares of common stock, par value ($0.001).

KOKOS GROUP INC. NOTES TO CONSOLIDATE FINANCIAL STATEMENTS May 31, 2017 (Unaudited)

NOTE 3 – CAPITAL STOCK (continued)

On April 10, 2017, the founding shareholder of the Company returned 760,000,000 (9,500,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000013 per share for a total consideration of $10 to the shareholder. Post-split our founding shareholder will have 40,000,000 shares of common stock of the Company.

On April 20, 2017, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 80 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 80:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

As of May 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of May 31, 2017, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, Jeoffrey C. Baterina, the Company’s President and Director, paid $2,816 for operating expenses payment in behalf of the Company

On April 10, 2017, the founding shareholder of the Company returned 760,000,000 (9,500,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000013 per share for a total consideration of $10 to the shareholder. Post-split our founding shareholder will have 40,000,000 shares of common stock of the Company.

As of May 31, 2017, the balance of due to related party is $4,501. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended May 31, 2017 we had no revenues. Expenses for the three month period ended May 31, 2017 totaled $7,251 resulting in a net loss of $7,251. The net loss for the three month period ended May 31, 2017 is a result of professional fees of $3,850 consisting of accounting and legal expenses; and office and general expenses of $3,401 comprised primarily of; transfer agent expenses of $1,782; filing expenses of $1,064; rent expenses of $456; and bank service charges of $99.

For the nine month period ended May 31, 2017 we had no revenues. Expenses for the nine month period ended May 31, 2017 totaled $20,593 resulting in a net loss of $20,593. The net loss for the nine month period ended May 31, 2017 is a result of professional fees of $12,950 comprised of accounting and legal fees; and office and general expenses of $7,643 comprised primarily of; filing expenses of $2,296; web development costs of $1,816; rent expenses of $1,601; transfer agent expenses of $1,782 and general office expenses and bank service charges of $148.

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

As of May 31, 2017, we had $5,058 in cash as compared to $10,336 in cash at August 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of May 31, 2017, the Company’s sole officer and director, Mr. Jeoffrey Baterina has loaned the Company $4,501 in the form of a non-secured loan. He has indicated that he may be willing to provide a maximum of $35,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

Company Operations

The Company has begun to implement our plan of operations as outlined in our S-1 filing. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

During the period the Company launched its website www.kokosgroupinc.com. In addition the Company has identified an organic coconut water supplier in the Philippines and is currently working on a long-term supplier contract which we expect to conclude by the end of the next fiscal quarter.

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

Capital Stock

During March 2017 the Company received $9,600 in private placements for the purchase of 25,600,000 (pre-split -320,000 common shares of the Company’s stock at $0.000375 (pre-split $0.03) per share.

On April 6, 2017 the directors of the Company amended the Company’s Articles of Incorporation to increase the authorized capital structure of the Corporation to include two million (2,000,000) shares of preferred stock, par value $0.001, and to retain the previously authorized two hundred million (200,000,000) shares of common stock, par value ($0.001).

5

On April 10, 2017, the founding shareholder of the Company returned 760,000,000 (9,500,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000013 per share for a total consideration of $10 to the shareholder. Post-split our founding shareholder will have 40,000,000 shares of common stock of the Company.

On April 20, 2017, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 80 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 80:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2. Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•

Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

6

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On June 16, 2017 the Company received its trading symbol “KOKG”.

7

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

3.1	Amended Articles of Incorporation

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

_________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

8

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kokos Group Inc.

Date: June 30, 2017	By:	/s/ Jeoffrey C. Baterina
Jeoffrey C. Baterina
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

9