Form 10-K
period 2017-08-31
Kokos Group Inc.
filed 2018-03-12
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 2017 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________ to ________

Commission File No. 333-21436

KOKOS Group Inc.
(Exact name of registrant as specified in its charter)

Nevada	81-3433108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Los Angeles, CA 90067 (Address of principal executive offices, Zip Code) (310) 843-9300

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock,

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

(APPLICABLE ONLY TO CORPORATE RETISTRANTS)

As of March 12, 2018 the Company has 65,600,000 shares of common stock issued and outstanding

KOKOS GROUP INC.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Kokos Group Inc..”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

We are an early stage company with the intention to engage in the business of the production, distribution and marketing of bottled organic coconut water from bulk coconut water sourced from the Philippine and bottled in the United States. We currently have no product, but plan on developing our first bottled coconut water product under the brand name “Koos Coconut Water”.

Coconut water contains a unique combination of B vitamins, vitamin C., micronutrients, and phyto-hormones that are exceptionally beneficial to your health. A scientific review of pure organic coconut water with no additives shows that it can help to prevent heart attacks; lower high blood pressure, has anti-aging effects, and fights free radicals to help prevent cancer. Our primary business objective is to produce, distribute and market and sell our core planned product organic coconut water under the brand name Koos Coconut Water, which is pure organic coconut water, with no additives.

There is no need for the Company to purchase or otherwise obtain special equipment to manufacture, bottle, and label or pack its Kokos Group Inc. proposed coconut water product. The Company plans to manufacture, bottle, label and pack its proposed Koos Coconut Water product under its as yet to be negotiate with a co-packing companies, which has all such equipment. The Kokos Group Inc. plans to sell its proposed coconut water product in the following bottle sizes: 8oz and 16oz.

During the next 12 months, Kokos Group Inc. intends on developing the Kokos Group Inc. proposed product and, once such product is developed and exists, we will begin attempting to distribute, market and sell the Kokos Group Inc. proposed product under the brand name of Koos Coconut Water throughout Oregon, Washington State and neighboring States to large box store retailers, convenience stores, specialty health food stores, grocery chains, hotels and some non-traditional corporate business within this market. We have identified a bulk coconut organic water supplier from the Philippines that has a storage facility in Eugene, Oregon. Therefore the pacific northwest of the United States is the ideal location to market the initial business and proposed product.

New management will not as of the date of this filing change its business.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Product

The Company is organized to bottle, market, distribute and sell our own brand of coconut water, presently called “Koos Coconut Water”.

Coconut Water Overview

Coconut water contains a unique combination of B vitamins, vitamin C, potassium, magnesium, micro-nutrients, and phyto-hormones (plant hormones) that are exceptionally beneficial to your health. A scientific review of coconut water, published in the journal Molecules highlights some of the ways that coconut water replenishes your body: helps to prevent heart attacks, lower high blood pressure, can have anti-aging effects, fights free radicals to help prevent cancer, contains trans-zeatin (plant hormone which regulates cell division and development) which can be used to treat Alzheimer’s disease or dementia.

Coconut water is an excellent thirst quencher to beat tropical summer thirst. Because of its electrolyte composition, coconut water is also used to rehydrate the body in case of dehydration and fluid loss due to diarrhea, vomiting or excessive sweating. A good source of carbohydrates, it also helps lift your energy level. Research suggests coconut water can be used to rehydrate the body after exercise. The International Society of Sports Nutrition found that coconut water has similar positive effects as sports drinks. In addition to boosting rehydration, coconut water is also easy on the stomach and thus is used to soothe stomach troubles like indigestion, acid reflux and gastroenteritis.

Corporate History

Kokos Group Inc. was incorporated on July 26, 2016 under the laws of the State of Nevada. Jeoffrey Baterina has served as President and Chief Executive Officer, and Secretary of our company from July 26, 2016 to the October 19, 2017. On October 19, 2017 Mr. Lei Wang became its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaprt was appointed Secretary. In addition Mr. Baterina and Messrs. Flemming H.H. Hansen and Arthur T. Claravall submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective October 19, 2017, and each submitted their resignation as a member of the Board. On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of Kokos Group Inc. (the "Company"), effective immediately. On the same day, Ying Zhang was appointed Secretary, effective immediately.

On November 10, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc., amended the Company’s current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to China Wu Yi Mountain Ltd. The Company is waiting for approval of the name change from FINRA.

Recent Developments

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of August 31, 2017 are 65,600,000 common shares and no preferred shares have been issued.

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

As of August 31, 2017 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2017, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

On October 19, 2017, Jeoffrey C. Baterina, our previous President, Chief Executive Officer, director and and majority shareholder, entered into stock purchase agreements (the "Purchase Agreements") for the sale of an aggregate of 40,000,000 shares of Common Stock of the Company, representing approximately 61% of the issued and outstanding shares of Common Stock of the Company as of such date, to nine (9) non-U.S. accredited investors, including Mr. Lei Wang who acquired 20,038,000 shares, or approximately 30.54% of the issued and outstanding shares of common stock, and two U.S. accredited investors, including WP Acquisition Company, LLC who acquired 16,480,000 shares, or approximately 25.12% of the issued and outstanding shares of common stock. The Purchase Agreements were fully executed and delivered on October 19, 2017. The new shareholders other than Lei Wang and WP Acquisition Company, LLC each acquired less than 5% of the outstanding shares. Consequently, Lei Wang and WP Acquisition Company, LLC are now collectively able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Industry Analysis/Competition

Competition

Packaged coconut water is really flooding into the market. You can find it in bottles, cartons or powdered, frozen, flavored, carbonated and sweetened. With all these choices it can be confusing and difficult to know if you are choosing the best one. The Company’s product competes broadly with all beverages available to consumers. The coconut water industry is highly competitive with estimated sales in the United States of 1 billion dollars and growing. We estimate that there are approximately 50 bottled coconut water brands in the United States with sales concentrated among the larger companies, especially those controlled by PepsiCo and Coca-Cola. Nearly all of our competitors are more experienced, have vastly greater financial and management resources and have more established proprietary trademarks and distribution networks than we do. On a national basis, we would compete with large beverage companies, such as PepsiCo (which produces O.N.E Coconut Water), Coca-Cola (which produces Zico coconut water). Other brands include Vito CoCo (partially owned by Red Bull) Harmless Harvest, Invo Coconut Water, Taste Nirvana Coconut water and CocoZona to name a few competitions for market share in the coconut water industry. These and other competitors are likely to have distribution channels for their products that we do not have, which places us at a significant disadvantage. While the Company believes that it can compete favorably on differentiation providing our proposed organic non-additive coconut water, we are yet to see if we can compete in quality, merchandising and are weak with regards to, brand name recognition and loyalty, there can be no assurance that the Company and its product lines will not experience increasing competitive pressures from both traditional and new age beverage companies, many of whom have substantially greater marketing, cash, distribution, technical and other resources than the Company.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed organic coconut water product.

Employees

As of August 31, 2017, other than its current president, Mr. Jeoffrey Baterina there are no other employees at this time. There were two members of the audit Committee Messrs. Flemming J.H. Hansen and Arthur T. Claravall. On October 19, 2017 all parties resigned their positions and Mr. Lei Wang became Chief Executive Officer, Chief Financial Officer and sole Director; and Mr. Richard Rappaport was appointed Secretary of the Company.

On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of Kokos Group Inc. (the "Company"), effective immediately. On the same day, Ying Zhang was appointed Secretary, effective immediately.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended August 31, 2017 and 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

We are an early stage company with the intention to engage in the business of the production, distribution and marketing of bottled organic coconut water from bulk coconut water sourced from the Philippine and bottled in the United States. We currently have no product, but plan on developing our first bottled coconut water product under the brand name “Koos Coconut Water”.

Coconut water contains a unique combination of B vitamins, vitamin C., micronutrients, and phyto-hormones that are exceptionally beneficial to your health. A scientific review of pure organic coconut water with no additives shows that it can help to prevent heart attacks; lower high blood pressure, has anti-aging effects, and fights free radicals to help prevent cancer. Our primary business objective is to produce, distribute and market and sell our core planned product organic coconut water under the brand name Koos Coconut Water, which is pure organic coconut water, with no additives.

There is no need for the Company to purchase or otherwise obtain special equipment to manufacture, bottle, and label or pack its Kokos Group Inc. proposed coconut water product. The Company plans to manufacture, bottle, label and pack its proposed Koos Coconut Water product under its as yet to be negotiate with a co-packing companies, which has all such equipment. The Kokos Group Inc. plans to sell its proposed coconut water product in the following bottle sizes: 8oz and 16oz.

During the next 12 months, Kokos Group Inc. intends on developing the Kokos Group Inc. proposed product and, once such product is developed and exists, we will begin attempting to distribute, market and sell the Kokos Group Inc. proposed product under the brand name of Koos Coconut Water throughout Oregon, Washington State and neighboring States to large box store retailers, convenience stores, specialty health food stores, grocery chains, hotels and some non-traditional corporate business within this market. We have identified a bulk coconut organic water supplier from the Philippines that has a storage facility in Eugene, Oregon. Therefore the pacific northwest of the United States is the ideal location to market the initial business and proposed product.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Plan of Operations

Our cash balance is $4,211 as of August 31, 2017. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from its President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Baterina, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin selling bottled water. There is no assurance we will ever reach that stage.

Our plan of operation is divided into four phases, as follows: (I) develop a business relationship with the Philippine coconut water producer we have identified and contacted; and conclude an contract with one of the several bottler, labeler and packer we have sourced; and run an initial production for marketing purposes while we conduct marketing studies, initial promotional events, and generate interest for Kokos Group Inc., under the brand name “Koos Coconut Water”; (II) negotiate and enter into supply agreements with retail businesses, merchandisers, and distributors, (III) expand proposed operations through-out Oregon, Washington State and nationally, (IV) establish a national and possibly international distributor network and team, with possibly production facilities or multiple co-packer agreements . While we have identified both a supplier and bottler for our proposed product we do not have any signed agreements or formal commitments to obligate any identified company to supply, bottle, label and package Kokos Group’s proposed coconut water product. We have not yet commenced any production or activities.

Within the next 12 months Kokos Group Inc. intends to bottle sell the Kokos Group Inc. branded product “Koos Coconut Water” throughout Oregon, Washington State and neighboring States to large box store retailers, convenience stores, specialty health food stores, grocery chains, hotels and some non-traditional corporate business within this market.

Our plan of operation for the twelve months following the date of this prospectus is to (i) complete Phase I of our program, which is to develop our a business relationship with the Philippine coconut water producer we have identified and conclude an contract with one of the several bottler, labeler and packer we have sourced, and run an initial production for marketing purposes while we conduct marketing studies, initial promotional events, and generate interest for Kokos Group Inc. proposed coconut water under the brand name “Koos Coconut Water”, and (ii) begin Phase II of our program, which is negotiate and enter into supply agreements with retail businesses, merchandisers, and distributors. In order to execute Phases I and II of our development program as outlined below, we anticipate spending $550,000 on program development, professional and administrative fees, including fees payable in connection with the filing of this registration statement, complying with reporting obligations and arranging financing for Phases I and II of our development program. Total expenditures over the next 12 - 14 months are therefore expected to be approximately $550,000. If we experience a shortage of funds prior to funding during the next 12 -14 months, we may utilize funds from Mr. Baterina, our Chairman of the Board of Directors, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from this offering to proceed. If we receive only nominal funds from this offering, we plan to operate on a limited basis for the limited purpose of meeting our reporting obligations to the Securities and Exchange Commission. No such plan exists at this time in case of such contingency, and we cannot guarantee we would be able to raise additional funding if only nominal funding is obtained from this offering. New management will not as of the date of this filing change its business.

If we are successful in raising the funds from this offering, we plan to commence activities to raise the $400,000 in funds required for Phase II of the development program in December of 2017. We expect this phase to take 120 - 180 days to complete and an additional 9 to 12 months for distribution networks and market acceptance. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase I and or II of the development program since we currently have no plan in place to raise these funds. We plan to raise the additional funding for Phase I and Phase II by way of a private debt or equity financing, but have not commenced any activities to raise such funds.

The above program costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced with any activities or operations of any phase of our development program.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended August 31, 2017 and August 31, 2016, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended August 31, 2017 compared to the Fiscal Year Ended August 31, 2016

We did not earn any revenues from July 26, 2016 (inception) to August 31, 2017.

Expenses for the year ended August 31, 2017 totaled $25,190 consisting primarily of office and general expenses of $9,240 consisting primarily of $2,942; Office expenses of $2,007; transfer agent expenses of $2,329; website expenses of $1,816 and bank services charges of $146; and professional fees of $15,950 resulting in a net loss of $25,190. Expenses for the period from July 26, 2016 (date of inception) to August 31, 2016 totaled $1,339 consisting primarily of office and general expenses of $1,339, resulting in a net loss of $1,339. The increase in office and general expenses from fiscal 2016 to fiscal 2017 was primarily due to the increase expenses relating to filing fees, transfer agent expenses and website expenes. The increase in professional fees from fiscal 2017 to fiscal 2016 was due to the increase in accounting and legal fees activities during the period. In additional marketing expenses occurred in the fiscal 2017 period.

Capital Resources and Liquidity

Our auditor’s report on our August 31, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2017 Audited Financial Statements – Auditors Report.”

As of August 31, 2017, we had $4,211 of cash compared to $10,336 of cash as of August 31, 2016. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $26,529. As at August 31, 2017, the Company has a working capital deficit of $6,939.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended August 31, 2017 and August 31, 2016, begins on page F-1 of this Annual Report on Form 10-K.

KOKOS GROUP INC.

FINANCIAL STATEMENTS

(Audited)

August 31, 2017

PLS CPA, A PROFESSIONAL CORPORATION t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Kokos Group Inc.

We have audited the accompanying balance sheet of Kokos Group Inc. as of August 31, 2017 and 2016 and the related financial statements of operations, changes in shareholder’s equity and cash flows for year ended August 31, 2017 and the period from July 26, 2016 (inception) to August 31, 2016. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kokos Group Inc. as of August 31, 2017 and 2016, and the results of its operation and its cash flows for the year ended August 31, 2017 and the period from July 26, 2016 (inception) to August 31, 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

March 12, 2018

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

KOKOS GROUP INC.

BALANCE SHEETS

	August 31, 2017	August 31, 2016

ASSETS

CURRENT ASSETS
Cash	$4,211	$10,336

TOTAL CURRENT ASSETS	$4,211	$10,336

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,149	$-
Other liability (Note 5)	2,500	-
Due to related party (Note 4)	5,501	1,675

TOTAL CURRENT LIABILITIES	11,150	1,675

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil	-	-
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
65,600,000 shares of common stock (800,000,000 - August 31, 2016)	65,600	800,000
Additional paid in capital	(46,010)	(790,000)
Accumulated deficit	(26,529)	(1,339)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(6,939)	8,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,211	$10,336

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

KOKOS GROUP INC.

STATEMENTS OF OPERATIONS

	Year ended August 31, 2017	Results of operations from inception (July 26, 2016) to August 31, 2016

REVENUE	$0	$-

EXPENSES
Office and general	$9,240	$1,339
Professional fees	15,950	-

TOTAL EXPENSES	(25,190)	(1,339)

NET LOSS	$(25,190)	$(1,339)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	515,502,466	80,000,000

The accompanying notes are an integral part of these financial statements.

KOKOS GROUP INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM July 26, 2016 (INCEPTION) TO August 31, 2017

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Common shares issued for cash – at $0.0000125 per share, July 26, 2016	800,000,000	$800,000	$(790,000)	$-	$-	$10,000

Net loss for the year ended August 31, 2016	-	-	-	-	(1,339)	(1,339)

Balance, August 31, 2016	800,000,000	800,000	(790,000)	-	(1,339)	8,661

Common shares issued for cash – at $0.000375 per share, March 31, 2017	25,600,000	25,600	(16,000)	-	-	9,600

Shares return to treasury – at $0.000000013 per share – April 20, 2017	(760,000,000)	(760,000)	759,990	-	-	(10)

Net loss for the year ended August 31, 2017	-	-	-	-	(25,190)	(25,190)

Balance, August 31, 2017	65,600,000	$65,600	$(46,010)	$-	$(26,529)	$(6,939)

The accompanying notes are an integral part of these financial statements.

KOKOS GROUP INC.

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2017	From July 26, 2016 (date of inception) to August 31, 2016

OPERATING ACTIVITIES
Net loss for the period	$(25,190)	$(1,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables	3,149	-
Increase (decrease) in other liability	2,500	-

NET CASH USED IN OPERATING ACTIVITIES	(19,541)	(1,339)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	9,600	10,000
Proceeds from related parties	3,816	1,675

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,416	11,675

NET INCREASE (DECREASE) IN CASH	(6,125)	10,336

CASH, BEGINNING	10,336	-

CASH, ENDING	$4,211	$10,336

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KOKOS GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

KOKOS GROUP INC. was incorporated in the State of Nevada as a for-profit Company on July 26, 2016 and established a fiscal year end of August 31. The Company is organized to bottle, market, distribute and sell our own brand of coconut water, presently called “Koos Coconut Water”. On November 10, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc., amended the Company’s current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to China Wu Yi Mountain Ltd. The Company is waiting for approval of the name change from FINRA.

On October 19, 2017 Mr. Lei Wang became its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaprt was appointed Secretary. In addition Mr. Baterina and Messrs. Flemming H.H. Hansen and Arthur T. Claravall submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective October 19, 2017, and each submitted their resignation as a member of the Board. On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of Kokos Group Inc. (the "Company"), effective immediately. On the same day, Ying Zhang was appointed Secretary, effective immediately.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $26,529. As at August 31, 2017, the Company has a working deficit of $6,939. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2017 the Company has issued 800,000,000 founders shares at $0.0000125 per share for net proceeds of $10,000 to the Company and private placements of 25,600,000 common shares at $0.000375 per share for net proceeds of $9,600. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity (deficit) and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Comprehensive Loss

ADVANCE \d 5“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2017 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

KOKOS GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

KOKOS GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

KOKOS GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2017

NOTE 3 – CAPITAL STOCK (continued)

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

As of August 31, 2017 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2017, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the former CEO, Jeoffrey C. Baterina, the Company’s President and Director, paid $3,826 for operating expenses payment in behalf of the Company

On April 10, 2017, the founding shareholder of the Company returned 760,000,000 (9,500,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000013 per share for a total consideration of $10 to the shareholder. Post-split our founding shareholder will have 40,000,000 shares of common stock of the Company.

As of August 31, 2017, the balance of due to related party is $5,501 (August 31, 2016 - $1,675). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – AGREEMENTS

On February 25, 2017 the Company entered into a Purchase Agreement to supply 69,300 private label Tetra Prisma 330ml packs of organic coconut water. The total purchase price is $55,410. The purchaser has made the initial non-refundable payment of $2,500. Other items on payment schedule include; an additional $2,500 non-refundable payment upon approval of private label artwork; $35,000 upon final order by purchaser; and $15,410 due on delivery and acceptance of product by purchaser. Product will be delivered to purchaser within 90 days of the Company receiving payments as per above schedule. Subsequent to the year end on November 30, 2018 the client who entered into the Purchase Agreement has decided not to proceed with the purchase order.

KOKOS GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2017

NOTE 6 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2017	August 31, 2016

Net loss before income taxes per financial statements	$(25,189)	$(1,339)
Income tax rate	34%	34%
Income tax recovery	(8,564)	(455)
Non-deductible	--	--
Valuation allowance change	8,564	455

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at August 31, 2017 and August31, 2016, is as follows:

	August 31, 2017	August 31, 2016
Net operating loss carry-forward	$9,019	$455
Valuation allowance	(9,019)	(455)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of August 31, 2017 and August 31, 2016 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2017 and August 31, 2016 and no interest or penalties have been accrued as of August 31, 2017 and August 31, 2016. As of August 31, 2017 and August 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Due to a subsequent change in control, certain losses may not be available for carryforward under Section 382 of the Internal Revenue Code.

NOTE 7 – SUBSEQUENT EVENTS

On September and October 2017, the former CEO, Jeoffrey C, Baterina paid $3,848, for operating expenses payment in behalf of the Company. On November 2017, the former CEO, withdrew $353 from the Company. The former CEO of the Company forgave all related party loans to the Company in a total of $8,996. This will be reflected an increase in Additional-Paid-In-Capital in the financial statements.

On January 25, 2018, the new CEO, Lei Wang of the Company advanced the Company $9,000. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

On November 10, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc., amended the Company’s current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to China Wu Yi Mountain Ltd. The Company is waiting for approval of the name change from FINRA.

Subsequent to the year end on November 30, 2018 the client who entered into the Purchase Agreement has decided not to proceed with the purchase order. (refer Note 5 Agreements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of August 31, 2017 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of August 31, 2017, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of August 31, 2017.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future periods.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Jeoffrey Baterina	34	Former President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Director
Flemming J.H. Hansen	70	Former Director
Arthur T. Claravall	61	Former Director
Lei Wang	55	Current President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

On October 19, 2017, each of Mr. Baterina and Messrs. Flemming J.H. Hansen and Arthur T. Claravall submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, effective immediately, and each submitted his resignation as a member of the Board, which resignation is effective immediately. On October 19, 2017, Lei Wang was appointed as Chief Executive Officer, Chief Financial Officer, sole Director, and Richard Rappaport was appointed Secretary, each effective October 19, 2017.

On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of Kokos Group Inc. (the "Company"), effective immediately. On the same day, Ying Zhang was appointed Secretary, effective immediately.

Business Experience – Former Officer Directors

Jeoffrey Baterina

Chief Executive Officer-Director

Jeoffrey Baterina has served as Chairman of the Board, President and Chief Executive Officer, Secretary and Treasurer since July 26, 2016. Since June 2011 Mr. Baterina has been employed by Convergys Corporation an international call center facility in Baguio City, Philippines as Supervisor for support staff. Prior to June 2011 and starting in August of 2008 Mr. Baterina worked for other call centers as a customer service representation.

Mr. Baterina obtained a Bachelor of Science in Mechanical Engineering from Saint Louis University in Baguio City, Philippines in 2008.

Given Mr. Baterina’s managerial, and, significant business contacts within the Philippines and the United States gained by his work with international companies, the company believes that Mr. Baterina’s background and experience make him well suited to serve as our sole officer and director.

Flemming J.H. Hansen

Director

Mr. Hansen,, brings years of experience in legal and venture capital. Mr. Hansen graduated from University of British Columbia law school in 1977 and own his own firm, Hansen & Associates and stopped practicing law in 1990. Since that period Mr. Hansen moved to the Philippines and currently works as a Senior Financial Investment and Venture Capital Business Consultant.

Arthur T. Claravall

Director

Mr. Arthur T. Claravall,, brings years of experience in banking and financial analysis. Since 2008 Mr. Claravall has worked as a Freelance Data Outsourcing Analyst. Mr. Claravall received a Bachelor of Science in Business Administration from the Philippine School of Business Administration in 1981. From 1982 to 1991 he worked in various capacities, ending with Bank Controller for the Bank of the Philippines. From 1991 through 1998 Mr. Claravall worked for the Banco de Oro Universal Bank and Orient Commerical Banking Corp. as Manager. In 2005 became Chief Finance Officer for Mohalimars Petroleum and Mineral Inc. until 2008.

Richard Rappaport

Secretary

Mr. Rappaport founded WestPark Capital in 1999 in Los Angeles, California. Prior to founding WestPark, Mr. Rappaport had over 22 years of extensive experience in the small cap investment banking and securities markets. Throughout his career he has completed the financings of hundreds of companies, both in the United States and around the world. Before founding WestPark Capital he was the Managing Director of Investment Banking at internationally based Global Capital Securities, and was Managing Director of Investment Banking at Joseph Charles & Associates from 1995 to 1999. At both firms he was in charge of the Investment Banking departments and responsible for all aspects of the firms' corporate finance activities.

From 1987 to 1995, Mr. Rappaport was Managing Director at a Beverly Hills based boutique Investment Bank. He was responsible for all aspects of the firm's public offerings, including new business development. During this period he completed over 25 public offerings and numerous private transactions.

Business Experience - Current Officer and Directors

Lei Wang

Chief Executive Officer and Director

Mr. Wang has served as the general manager of Wuyishan Tongtai Tea Industry Co., Ltd. since February 2010.

Mr. Wang served as a member of the armed forces in China from February 1979 to February 1983 following his primary and secondary school education. After serving four years in the army, he worked in the tourism industry in Wuyi Mountain, Fujian Province, China. Mr. Wang was one of the pioneers in the tourism industry of Wuyi Mountain. He has unique insight into the tourism development and prospect of Wuyi Mountain, including the planting, production and marketing of Wuyi Mountain tea.

Ying Zhang

Secretary

Ying Zhang has served as a Director of Wuyi Mountain Co., since 2017. Previously, she was the COO of Shenzhen E.C Fashion Company between 2011 and 2015, and the Manager of China Minsheng Bank, between 2015-2017 Manager.

Director Independence

Our board of directors is currently composed of one member, Mr. Lei Wang who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Our board of directors has not made these determinations, our board of directors have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our former officers and directors Mr. Baterina and Messrs. Hansen and Claravall other business interests and his involvement with Kokos Group Inc. or our current Officer and Directors of Mr. Lei Wang.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Kokos Group Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through August 31, 2017.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jeoffrey Baterina	2016	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2016	-	-	-	-	-	0
Jeoffrey Baterina	2017	-	-	-	-	-	0
President, Chief Executive Officer, Secretary Treasurer	2017	-	-	-	-	-	0

Note: Mr. Baterina resigned all Executive positions in the Company on October 19, 2017

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2017 or 2016. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended August 31, 2017 and August 31, 2016 for Kokos Group Inc.

Employment Contracts

At this time, Kokos Group Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Kokos may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (July 26, 2016) through August 31, 2017.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeoffrey Baterina	0	0	0	0	0	0	0
Flemming J.H. Hansen	0	0	0	0	0	0	0
Arthur T. Claravall	0	0	0	0	0	0	0

Board Committees

We had did formed an Audit Committee consisting of Mr. Hansen and Claravall,as of August 31, 2017. However as of October 19, 2017 both Audit Committee members resigned as directors as well as Mr. Baterina from the Board of Directors. We have not a Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of August 31, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of August 31, 2017 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Jeoffrey Baterina	40,000,000	60.97%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors; Quinavite, Bauang La Union, Philippines

All officers and directors as a group	40,000,000	60.97% %

___________

(1)	Based on 65,600,000 shares of common stock issued and outstanding as of August 31, 2017.

(2)	On October 19, 2017, Jeoffrey C. Baterina, our previous President, Chief Executive Officer, director and majority shareholder, entered into stock purchase agreements (the "Purchase Agreements") for the sale of an aggregate of 40,000,000 shares of Common Stock of the Company, representing approximately 61% of the issued and outstanding shares of Common Stock of the Company as of such date, to nine (9) non-U.S. accredited investors, including Mr. Lei Wang who acquired 20,038,00 shares, or approximately 30.54% of the issued and outstanding shares of common stock, and two U.S. accredited investors, including WP Acquisition Company, LLC who acquired 16,480,000 shares, or approximately 25.12% of the issued and outstanding shares of common stock. The Purchase Agreements were fully executed and delivered on October 19, 2017. The new shareholders other than Lei Wang and WP Acquisition Company, LLC each acquired less than 5% of the outstanding shares. Consequently, Lei Wang and WP Acquisition Company, LLC are now collectively able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On July 26, 2016 the Company issued 800,000,000 (pre-split-10,000,000) common shares at $0.0000125 ( pre-split $0.001) per share to the sole director and President of the Company for cash proceeds of $10,000.

During this period, the former CEO, Jeoffrey C. Baterina, the Company’s President and Director, paid $3,826 for operating expenses payment in behalf of the Company

On April 10, 2017, the founding shareholder of the Company returned 760,000,000 (9,500,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000013 per share for a total consideration of $10 to the shareholder. Post-split our founding shareholder will have 40,000,000 shares of common stock of the Company.

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

As of August 31, 2017, the balance of due to related party is $5,501 (August 31, 2016 - $1,675). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

On October 19, 2017, Jeoffrey C. Baterina, our previous President, Chief Executive Officer, director and and majority shareholder, entered into stock purchase agreements (the "Purchase Agreements") for the sale of an aggregate of 40,000,000 shares of Common Stock of the Company, representing approximately 61% of the issued and outstanding shares of Common Stock of the Company as of such date, to nine (9) non-U.S. accredited investors, including Mr. Lei Wang who acquired 20,038,000 shares, or approximately 30.54% of the issued and outstanding shares of common stock, and two U.S. accredited investors, including WP Acquisition Company, LLC who acquired 16,480,000 shares, or approximately 25.12% of the issued and outstanding shares of common stock. The Purchase Agreements were fully executed and delivered on October 19, 2017. The new shareholders other than Lei Wang and WP Acquisition Company, LLC each acquired less than 5% of the outstanding shares. Consequently, Lei Wang and WP Acquisition Company, LLC are now collectively able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended August 31, 2017	Year Ended August 31, 2016
Audit Fees	$10,000	$Nil
Audit-Related Fees	$ Nil	$Nil
Tax Fees	$ Nil	$Nil
All Other Fees	$ Nil	$Nil
Total	$10,000	$Nil

Included in the audit fees for the year ended August 31, 2017 is the year end fees charged for August 31, 2016. No audit fees have been accrued for the fiscal year ended August 31, 2017.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

As of date of this filing the Company does not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2017 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kokos Group Inc.

Dated: March 12, 2018	By:	/s/ Lei Wang
Lei Wang
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Lei Wang	March 12, 2018
Lei Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2] Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

