Form 10-Q
period 2017-11-30
Kokos Group Inc.
filed 2018-03-26
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

Commission File Number 333-21426

KOKOS GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	81-3433108
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars

Los Angeles, CA 90067

(Address of principal executive offices)(Zip Code)

(310)-843-9300

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

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

As of March 26, 2018, there were 65,600,000 shares of common stock issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

KOKOS GROUP INC.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2017

4

KOKOS GROUP INC.

CONDENSED BALANCE SHEETS

	November 30, 2017	August 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$353	$4,211

TOTAL CURRENT ASSETS	$353	$4,211

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,054	$3,149
Other liability (Note 5)	-	2,500
Due to related party (Note 4)	-	5,501

TOTAL CURRENT LIABILITIES	2,054	11,150

STOCKHOLDERS’ (DEFICIT)
Capital stock (Note 3)
Authorized 2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil 200,000,000 shares of common stock, $0.001 par value,	-	-
Issued and outstanding 65,600,000 shares of common stock (65,600,000 - August 31, 2017)	65,600	65,600
Additional paid in capital	(40,509)	(46,010)
Accumulated deficit	(26,792)	(26,529)

TOTAL STOCKHOLDERS’ (DEFICIT)	(1,701)	(6,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$353	$4,211

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed financial statements.

KOKOS GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2017	Three months ended November 30, 2016

REVENUE	$-	$-

EXPENSES
Office and general	$2,163	$1,612
Professional fees	600	6,100

TOTAL EXPENSES	(2,763)	(7,712)

OTHER INCOME
Other revenue	2,500	-

TOTAL OTHER INCOME	2,500	-

NET LOSS	$(263)	$(7,712)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	65,600,000	800,000,000

The accompanying notes are an integral part of these condensed financial statements.

KOKOS GROUP INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended November 30, 2017	Three months ended November 30, 2016

OPERATING ACTIVITIES
Net loss for the period	$(263)	$(7,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables	(1,095)	401
Increase (decrease) in other liability	(2,500)	-

NET CASH USED IN OPERATING ACTIVITIES	(3,858)	(7,311)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Related party advances	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(3,858)	(7,311)

CASH, BEGINNING	4,211	10,336

CASH, ENDING	$353	$3,025

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-
Related party debt forgiveness	$5,501	$-

The accompanying notes are an integral part of these condensed financial statements.

KOKOS GROUP INC. CONDENSED NOTES TO FINANCIAL STATEMENTS November 30, 2017 (unaudited)

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

On October 19, 2017 Mr. Lei Wang became its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaprt was appointed Secretary. In addition Mr. Baterina and Messrs. Flemming H.H. Hansen and Arthur T. Claravall submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective October 19, 2017, and each submitted their resignation as a member of the Board. On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of Kokos Group Inc. (the “Company”), effective immediately. On the same day, Ying Zhang was appointed Secretary, effective immediately.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $26,792. As at November 30, 2017, the Company has a working deficit of $1,701. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2017 the Company has issued 800,000,000 founders shares at $0.0000125 per share for net proceeds of $10,000 to the Company and private placements of 25,600,000 common shares at $0.000375 per share for net proceeds of $9,600. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2017 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2017 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

KOKOS GROUP INC. CONDENSED NOTES TO FINANCIAL STATEMENTS November 30, 2017 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

KOKOS GROUP INC. CONDENSED NOTES TO FINANCIAL STATEMENTS November 30, 2017 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of November 30, 2017 are 65,600,000 common shares and no preferred shares have been issued.

On July 26, 2016 the Company issued 800,000,000 (pre-split-10,000,000) common shares at $0.0000125 ( pre-split $0.001) per share to the former sole director and President of the Company for cash proceeds of $10,000.

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

As of November 30, 2017 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 30, 2017, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

KOKOS GROUP INC. CONDENSED NOTES TO FINANCIAL STATEMENTS November 30, 2017 (unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 19, 2017, Jeoffrey C. Baterina,, the former CEO of the Company forgave all related party loans to the Company in a total of $5,501. This will be reflected an increase in Additional-Paid-In-Capital in the financial statements. On November 2017, the former CEO, withdrew $353 from the Company.

As of November 30, 2017, the balance of due to related party is $nil (August 31, 2017 - $5,501). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – AGREEMENTS

On February 25, 2017 the Company entered into a Purchase Agreement to supply 69,300 private label Tetra Prisma 330ml packs of organic coconut water. The total purchase price is $55,410. The purchaser has made the initial non-refundable payment of $2,500. Other items on payment schedule include; an additional $2,500 non-refundable payment upon approval of private label artwork; $35,000 upon final order by purchaser; and $15,410 due on delivery and acceptance of product by purchaser. Product will be delivered to purchaser within 90 days of the Company receiving payments as per above schedule. On November 30, 2017 the client who entered into the Purchase Agreement has decided not to proceed with the purchase order. The new management agreed to the cancellation of the Agreement.

NOTE 6 – SUBSEQUENT EVENTS

On January 25, 2018, Lei Wang, the new CEO of the Company advanced the Company $9,000. The amounts due to the related party are unsecured and non- interest bearing with no set terms of repayment.

Subsequent to November 30, 2017, the Company loan from a shareholder holder, WP Acquisition Company, LLC, $11,500. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended November 30, 2017 and November 30, 2016 we had no revenues. Expenses for the three month period ended November 30, 2017 totaled $2,763 resulting in a net loss of $263. The net loss for the three month period ended November 30, 2017 is a result of professional fees of $600 consisting of accounting fees; and office and general expenses of $2,153 comprised primarily of transfer agent expenses of $2,153; and other income of $2,500. Compared to the expenses for the three months ended November 30, 2016 totaled $7,712 resulting in a net loss of $7,712. The net loss for the three month period ended November 30, 2016 is the result of professional fees of $6,100 comprised of legal and accounting fees; Office and General expenses of $1,612 consisting of $594 in filing fees; $993 in rent expense and $25 in bank service charges. The decrease in net loss between November 30, 2017 and November 30, 2016 is due to the decrease in professional fees, filing fees and the one time credit of $2,500 in other income for the period.

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

As of November 30, 2017, we had $353 in cash as compared to $4,211 in cash at August 31, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

Company Operations

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

On February 25, 2017 the Company entered into a Purchase Agreement to supply 69,300 private label Tetra Prisma 330ml packs of organic coconut water. The total purchase price is $55,410. The purchaser has made the initial non-refundable payment of $2,500. Other items on payment schedule include; an additional $2,500 non-refundable payment upon approval of private label artwork; $35,000 upon final order by purchaser; and $15,410 due on delivery and acceptance of product by purchaser. Product will be delivered to purchaser within 90 days of the Company receiving payments as per above schedule. On November 30, 2017 the client who entered into the Purchase Agreement has decided not to proceed with the purchase order. The new management agreed to the cancellation of the Agreement.

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of November 30, 2017 are 65,600,000 common shares and no preferred shares have been issued.

On July 26, 2016 the Company issued 800,000,000 (pre-split-10,000,000) common shares at $0.0000125 ( pre-split $0.001) per share to the former sole director and President of the Company for cash proceeds of $10,000.

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

As of November 30, 2017 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 30, 2017, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of November 30, 2017 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

9

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kokos Group Inc.

Date: March 26, 2018	By:	/s/ Lei Wang
Lei Wang
President and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

