Form 10-Q
period 2018-02-28
Kokos Group Inc.
filed 2018-04-20
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 20, 2018, there were 65,600,000 shares of common stock issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

KOKOS GROUP INC.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2018

KOKOS GROUP INC.

CONDENSED BALANCE SHEETS

	February 28, 2018	August 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,910	$4,211

TOTAL CURRENT ASSETS	$5,910	$4,211

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,351	$3,149
Other liability (Note 5)	-	2,500
Due to related party (Note 4)	12,500	5,501

TOTAL CURRENT LIABILITIES	14,851	11,150

STOCKHOLDERS’ (DEFICIT)
Capital stock (Note 3)
Authorized
2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil	-	-
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
65,600,000 shares of common stock (65,600,000 - August 31, 2017)	65,600	65,600
Additional paid in capital	(40,509)	(46,010)
Accumulated deficit	(34,032)	(26,529)

TOTAL STOCKHOLDERS’ (DEFICIT)	(8,491)	(6,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,910	$4,211

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed financial statements.

KOKOS GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2018	Three months ended February 28, 2017	Six months ended February 28, 2018	Six months ended February 28, 2017

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$3,740	$2,629	$5,903	$4,242
Professional fees	3,500	3,000	4,100	9,100

TOTAL EXPENSES	(7,240)	(5,629)	(10,003)	(13,342)

OTHER INCOME
Other revenue	-	-	2,500	-

TOTAL OTHER INCOME	-	-	2,500	-

NET LOSS	$(7,240)	$(5,629)	$(7,503)	$(13,342)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	65,600,000	800,000,000	65,600,000	800,000,000

The accompanying notes are an integral part of these condensed financial statements.

KOKOS GROUP INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended February 28, 2018	Six months ended February 28, 2017

OPERATING ACTIVITIES
Net loss for the period	$(7,503)	$(13,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables	(798)	2,000
Increase (decrease) in other liability	(2,500)	2,500

NET CASH USED IN OPERATING ACTIVITIES	(10,801)	(8,842)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Related party advances	12,500	2,816

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	2,816

NET INCREASE (DECREASE) IN CASH	1,699	(6,026)

CASH, BEGINNING	4,211	10,336

CASH, ENDING	$5,910	$4,310

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:

Interest	$-	$-
Income taxes	$-	$-
Related party debt forgiveness	$5,501	$-

The accompanying notes are an integral part of these condensed financial statements.

KOKOS GROUP INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

February 28, 2018 (unaudited)

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $34,032. As at February 28, 2018, the Company has a working deficit of $8,491. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2018 the Company has issued 800,000,000 founders shares at $0.0000125 per share for net proceeds of $10,000 to the Company and private placements of 25,600,000 common shares at $0.000375 per share for net proceeds of $9,600. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2017 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2018 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

KOKOS GROUP INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

February 28, 2018 (unaudited)

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue from Contracts and Customers, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. Revenue consists of revenue earned for the sale of organic coconut water and services provided by the Company. Revenue is recognized at the time the product is shipped to the customer and or services provided by the Company are fulfilled.

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

February 28, 2018 (unaudited)

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

As of February 28, 2018 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of February 28, 2018, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 19, 2017, the former CEO of the Company forgave all related party loans to the Company in a total of $5,501. This will be reflected an increase in Additional-Paid-In-Capital in the financial statements.

KOKOS GROUP INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

February 28, 2018 (unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

During the period ended February 28, 2018, WP Acquisition Company, LLC, a 25.12% shareholder, advanced the Company $9,000 and paid invoices in the amount of $3,500 on behalf of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

As of February 28, 2018, the balance of due to related party is $12,500 (August 31, 2017 - $5,501). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

NOTE 6 – SUBSEQUENT EVENTS

On March 9, 2018, WP Acquisition Company, LLC, a 25.12% shareholder ,advanced the Company $10,000. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended February 28, 2018 and February 28, 2017 we had no revenues. Expenses for the three month period ended February 28, 2018 totaled $7,240 resulting in a net loss of $7,240. The net loss for the three month period ended February 28, 2018 is a result of professional fees of $3,500 consisting of accounting fees; and office and general expenses of $3,740 comprised primarily of; consulting expenses of $3,000; transfer agent expenses of $297; offices expenses of $353 and bank service charges of $90. Compared to the expenses for the three months ended February 28, 2017 totaled $5,629 resulting in a net loss of $5,629. The net loss for the three month period ended February 28, 2017 is a result of office and general expenses of $5,629 comprised primarily of; professional fees of $3,000 consisting of accounting expenses; filing expenses of $638; web development costs of $1,816; rent expenses of $152 and office expenses of $23. The increase for between the three month periods February 28, 2018 and February 28, 2017 is due to the increase in professional fees and consulting fee.

For the six month period ended February 28, 2018 and February 28, 2017 we had no revenues. Expenses for the six month period ended February 28, 2018 totaled $10,003 resulting in a net loss of $7,503. The net loss for the six month period ended February 28, 2018 is a result of professional fees of $4,100 consisting of accounting fees; and office and general expenses of $5,903 comprised primarily of; consulting expenses of $3,000; transfer agent expenses of $2,450; office expenses of $353; bank service charges of $100; and other income of $2,500. Compared to the expenses for the six months ended February 28, 207 totaled $13,342 resulting in a net loss of $13,342. The net loss for the six month period ended February 28, 2017 is a result of office and general expenses of $13,342 comprised primarily of; professional fees of $9,100 consisting of legal and accounting expenses; filing expenses of $1,232; web development costs of $1,816; rent expenses of $1,145 and general office expenses of $49.

The decrease in net loss between the six month periods February 28, 2018 and February 28, 2017 is due to the decrease in professional fees, filing fees and the one-time credit of $2,500 in other income for the period.

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

As of February 28, 2018, we had $5,910 in cash as compared to $4,211 in cash at August 31, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 28, 2017, the Company’s president and director, Mr. Lei Wang has loaned the Company $12,500 in the form of a non-secured loan.

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

As of February 28, 2018 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of February 28, 2018, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of February 28, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Kokos Group Inc.

Date: April 20, 2018	By:	/s/ Lei Wang
Lei Wang President and Director
Principal Executive Officer
Principal Financial Officer Principal Accounting Officer

