Form 10-Q
period 2018-05-31
China WuYi Mountain, Ltd.
filed 2018-07-20
CIK 1687065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

Commission File Number 333-21426

CHINA WUYI MOUNTAIN, LTD.
(Exact name of registrant as specified in its charter)

Nevada	81-3433108
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1900 Avenue of the Stars
Los Angeles, CA 90067
(Address of principal executive offices)(Zip Code)

(310)-843-9300
(Registrant's telephone number, including area code)

Kokos Group Inc.
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (_)Yes  (X) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_) Yes (X) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (_)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( )Yes (X) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
(_)Yes (_) No

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 20, 2018, there were 65,600,000 shares of common stock issued and outstanding.

- ii -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of China WuYi Mountain Ltd. (formerly Kokos Group Inc.), a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the possibility that we will not receive sufficient customers to grow our business, the Company's need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

- iii -

PART I—FINANCIAL INFORMATION

CHINA WUYI MOUNTAIN, LTD.
(Formerly Kokos Group Inc.)

CONDENSED FINANCIAL STATEMENTS

(Unaudited)
May 31, 2018

CONDENSED BALANCE SHEETS	F-1

CONDENSED STATEMENTS OF OPERATIONS	F-2

CONDENSED STATEMENTS OF CASH FLOWS	F-3

CONDENSESD NOTES TO FINANCIAL STATEMENTS	F-4

- iv -

CHINA WUYI MOUNTAIN, LTD.
(Formerly Kokos Group Inc.)

CONDENSED BALANCE SHEETS

	May 31, 2018	August 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$97,030	$4,211
Other receivable	1,573	-

TOTAL CURRENT ASSETS	$98,603	$4,211

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,233	$3,149
Other liability (Note 5)	-	2,500
Due to related party (Note 4)	34,500	5,501

TOTAL CURRENT LIABILITIES	38,733	11,150

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock (Note 3)
Authorized
2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil	-	-
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
65,600,000 shares of common stock (65,600,000 - August 31, 2017)	65,600	65,600
Additional paid in capital	(40,509)	(46,010)
Advance receipts for common stock	100,000	-
Accumulated deficit	(65,221)	(26,529)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	59,870	(6,939)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$98,603	$4,211

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.
(Formerly Kokos Group Inc.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31, 2018	Three months ended May 31, 2017	Nine months ended May 31, 2018	Nine months ended May 31, 2017

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$19,189	$3,401	$25,092	$7,643
Professional fees	12,000	3,850	16,100	12,950

TOTAL EXPENSES	(31,189)	(7,251)	(41,192)	(20,593)

OTHER INCOME
Other revenue	-	-	2,500	-

TOTAL OTHER INCOME	-	-	2,500	-

NET LOSS	$(31,189)	$(7,251)	$(38,692)	$(20,953)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	65,600,000	387,686,957	65,600,000	661,052,015

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN LTD.
(Formerly Kokos Group Inc.)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended May 31, 2018	Nine months ended May 31, 2017

OPERATING ACTIVITIES
Net loss for the period	$(38,692)	$(20,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) in other receivable	(1,573)	-
Increase (decrease) in accounts payables	1,084	399
Increase (decrease) in other liability	(2,500)	2,500

NET CASH USED IN OPERATING ACTIVITIES	(41,681)	(17,694)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Advance receipts for common stock	100,000	9,600
Related party advances	34,500	2,816

NET CASH PROVIDED BY FINANCING ACTIVITIES	134,500	12,416

NET INCREASE (DECREASE) IN CASH	92,819	(5,278)

CASH, BEGINNING	4,211	10,336

CASH, ENDING	$97,030	$5,058

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-
Related party debt forgiveness	$5,501	$-

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.
(Formerly Kokos Group Inc.)
CONDENSED NOTES TO INANCIAL STATEMENTS
May 31, 2018 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

KOKOS GROUP INC. was incorporated in the State of Nevada as a for-profit Company on July 26, 2016 and established a fiscal year end of August 31.  The Company is organized to bottle, market, distribute and sell our own brand of coconut water, presently called "Koos Coconut Water".   On November 10, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc., amended the Company's current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to China WuYi Mountain Ltd.  The Corporate action and the Amended Articles became effective on May 26, 2018, following compliance with notification of FINRA.

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $65,221.  As at May 31, 2018, the Company has working capital of $59,870.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2018 the Company has issued 800,000,000 founders shares at $0.0000125 per share for net proceeds of $10,000 to the Company and private placements of 25,600,000 common shares at $0.000375 per share for net proceeds of $9,600.  On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9%  shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 15, 2018 the Company had received $100,000.These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2017 included in the Company's 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018.

Segmented Reporting

FSAB ASC 280, "Disclosure about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

"Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2018 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

CHINA WUYI MOUNTAIN, LTD.
(Formerly Kokos Group Inc.)
CONDENSED NOTES TO INANCIAL STATEMENTS
May 31, 2018 (unaudited)

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 "Revenue from Contracts and Customers, and other applicable revenue recognition guidance under US GAAP.  Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. Revenue consists of revenue earned for the sale of organic coconut water and services provided by the Company. Revenue is recognized at the time the product is shipped to the customer and or services provided by the Company are fulfilled.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based

CHINA WUYI MOUNTAIN, LTD.
(Formerly Kokos Group Inc.)
CONDENSED NOTES TO INANCIAL STATEMENTS
May 31, 2018 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation (continued)

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

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company's financial position and results of operations.

NOTE 3 – CAPITAL STOCK

The Company's capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of November 30, 2017 are 65,600,000 common shares and no preferred shares have been issued.

On July 26, 2016 the Company issued 800,000,000 (pre-split-10,000,000) common shares at $0.0000125 ( pre-split $0.001) per share to the former sole director and President of the Company for cash proceeds of $10,000.

During March 2017 the Company received $9,600 in private placements for the purchase of 25,600,000 ( pre-split -320,000 common shares of the Company's stock at $0.000375 (pre-split $0.03) per share.

On April 6, 2017 the directors of the Company amended the Company's Articles of Incorporation to increase the authorized capital structure of the Corporation to include two million (2,000,000) shares of preferred stock, par value $0.001, and to retain the previously authorized two hundred million (200,000,000) shares of common stock, par value ($0.001).

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

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9%  shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. As of May 31, 2018 the Company had received $100,000. These funds are recorded as "Advance receipts for common stock " under stockholders' equity on the balance sheet.

As of May 31, 2018 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of May 31, 2018, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

CHINA WUYI MOUNTAIN, LTD.
(Formerly Kokos Group Inc.)
CONDENSED NOTES TO INANCIAL STATEMENTS
May 31, 2018 (unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 19, 2017, the former CEO of the Company forgave all related party loans to the Company in a total of $5,501. This will be reflected an increase in Additional-Paid-In-Capital in the financial statements.

During the period ended May 31, 2018, WP Acquisition Company, LLC, a 25.12% shareholder, advanced the Company $31,500 and paid invoices in the amount of $3,500 on behalf of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

As of May 31, 2018, the balance of due to related party is $34,500 (August 31, 2017 - $5,501). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

NOTE 6 – SUBSEQUENT EVENTS

On June 8, 2018, the Company repaid $10,000 to related party advances.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three months period ended May 31, 2018 and May 31, 2017 we had no revenues. Expenses for the three months period ended May 31, 2018 totaled $31,189 resulting in a net loss of $31,189.  The net loss for the three months period ended May 31, 2018 is a result of professional fees of $12,000 consisting of accounting fees; and office and general expenses of $19,189 comprised primarily of; consulting expenses of $3,000; transfer agent expenses of $14,121; filing fees of $1,883 and bank service charges of $185. Compared to the expenses for the three months ended May 31, 2017 totaled $7,251 resulting in a net loss of $7,251.  The net loss for the three month period ended May 31, 2017 is a result of professional fees of $3,850 consisting of legal and accounting expenses; and office and general expenses of $3,401; filing expenses of $1,064; transfer agent expenses of $1,782; rent expenses of $456 and  bank service charges of $99. The increase in expenses for between the three months periods May 31, 2018 and May 31, 2017 is due to the increase in professional fees, consulting fees and transfer agent expenses.
.
For the nine months period ended May 31, 2018 and May 31, 2017 we had no revenues. Expenses for the nine months period ended May 31, 2018 totaled $41,192 resulting in a net loss of $38,692.  The net loss for the nine months period ended May 31, 2018 is a result of professional fees of $16,100 consisting of accounting fees; and office and general expenses of $25,092 comprised primarily of; consulting expenses of $6,000; transfer agent expenses of $16,571; office expenses of $353; filing fees of $1,883; bank service charges of $285. Compared to the expenses for the nine months ended May 31, 2017 totaled $20,593 resulting in a net loss of $20,593.  The net loss for the nine month period ended May 31, 2017 is a result of professional fees of $12,950 consisting of legal and accounting office and general expenses of $7,643 comprised primarily of; filing expenses of $2,296; transfer agent expense of $1,782; web site expenses $1,816; rent expenses of $1,601; bank service charges of $146 and office expenses of $2. The increase net loss between the nine month periods May 31, 2018 and May 31, 2017 is due to the increase in professional fees, filing fees, consulting expenses, transfer agent fees and the one-time credit of $2,500 in other income for the period.

Capital Resources and Liquidity

We have generated no revenues to date and anticipate until we generate a more rapid growth in revenues we will require additional financings in order to fully implement our plan of operations. With the exception of cash advances from our shareholders, cash received in our initial offering and our recent private placement of $100,000, we have not had any additional funding. We must raise additional cash to implement our strategy and stay in business. Our president has verbally committed to continue to fund our operations. However, this is not in writing and maybe rescinded at any time.

As of May 31, 2018, we had $97,030 in cash and $34,500 due from a related party. As of August 31, 2017, we had $4,211 in cash, and $5,501 due to a related party. Total liabilities as of May 31, 2018, were $38,733 compared to $11,150 in total liabilities at August 31, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of May 31, 2018, the Company owed $34,500 (August 31, 2017; $5,501) to a related party. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

Company Operations

KOKOS GROUP INC. was incorporated in the State of Nevada as a for-profit Company on July 26, 2016 and established a fiscal year end of August 31.  The Company is organized to bottle, market, distribute and sell our own brand of coconut water, presently called "Koos Coconut Water".   On November 10, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc., amended the Company's current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to CHINA WUYI MOUNTAIN, LTD. The Corporate action and the Amended Articles became effective on May 26, 2018, following compliance with notification of FINRA.

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

Capital Stock

The Company's capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of November 30, 2017 are 65,600,000 common shares and no preferred shares have been issued.

On July 26, 2016 the Company issued 800,000,000 (pre-split-10,000,000) common shares at $0.0000125 ( pre-split $0.001) per share to the former sole director and President of the Company for cash proceeds of $10,000.

During March 2017 the Company received $9,600 in private placements for the purchase of 25,600,000 ( pre-split -320,000 common shares of the Company's stock at $0.000375 (pre-split $0.03) per share.

On April 6, 2017 the directors of the Company amended the Company's Articles of Incorporation to increase the authorized capital structure of the Corporation to include two million (2,000,000) shares of preferred stock, par value $0.001, and to retain the previously authorized two hundred million (200,000,000) shares of common stock, par value ($0.001).

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

On May 2, 2018, Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning (the authorized signor for Grand Biotechnology is a 4.9%  shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. As of May 31, 2018 the Company had received $100,000. These funds are recorded as "Advance receipts for common stock " under stockholders' equity on the balance sheet.

As of May 31, 2018 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of May 31, 2018, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:
1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of May 31, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.
Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 2. Unregistered Sales of Securities and Use of Proceeds.

On May 2, 2018, China WuYi Mountain, Ltd. (formerly Kokos Group Inc.) (the "Company") entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. As of May 31, 2018 the Company had received $100,000. These funds are recorded as shares to be issued on the balance sheet.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

On November 10, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc., amended the Company's current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to China Wu Yi Mountain Ltd. The Corporate action and the Amended Articles became effective on May 26, 2018, following compliance with notification of FINRA.
Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

3.1	Amended Articles of Incorporation

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

**   Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China WuYi Mountain, Ltd.

Date: July 20, 2018	By:/s/ Lei Wang
Lei Wang
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer