Form 10-K
period 2018-08-31
China WuYi Mountain, Ltd.
filed 2019-01-18
CIK 1687065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended

August 31, 2017 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____ to ____

Commission File No. 333-21436

CHINA WUYI MOUNTAIN LTD.
(Exact name of registrant as specified in its charter)

Nevada	81-3433108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Los Angeles, CA 90067 (Address of principal executive offices, Zip Code) (310) 843-9300__

(Registrant’s telephone number, including area code)

Kokos Group Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock,
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [X] Smaller reporting company Emerging growth company (_)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (_)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

(APPLICABLE ONLY TO CORPORATE RETISTRANTS)

As of January 18 2019 the Company has 65,600,000 shares of common stock issued and outstanding

CHINA WUYI MOUNTAIN LTD.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “China WuYi Mountain, Ltd.”, “we,” “us,” “our,” “our Company,”

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

There is no need for the Company to purchase or otherwise obtain special equipment to manufacture, bottle, and label or pack its China WuYi Mountain, Ltd. proposed coconut water product. The Company plans to manufacture, bottle, label and pack its proposed Koos Coconut Water product under its as yet to be negotiate with a co-packing company, which has all such equipment. The China WuYi Mountain, Ltd. plans to sell its proposed coconut water product in the following bottle sizes: 8oz and 16oz.

During the next 12 months, China WuYi Mountain, Ltd. intends on developing the China WuYi Mountain, Ltd. proposed coconut water product. The Company also intends to investigate potential acquisition or merger targets in the beverage industry. ,

New management will not as of the date of this filing change its business.

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

Corporate History

Kokos Group Inc. was incorporated on July 26, 2016 under the laws of the State of Nevada. Jeoffrey Baterina has served as President and Chief Executive Officer, and Secretary of our company from July 26, 2016 to the October 19, 2017. On October 19, 2017 Mr. Lei Wang became its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaport was appointed Secretary. In addition, Mr. Baterina and Messrs. Flemming H.H. Hansen and Arthur T. Claravall submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective October 19, 2017, and each submitted their resignation as a member of the Board. On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of Kokos Group Inc. (the "Company"), effective immediately.   On the same day, Ying Zhang was appointed Secretary, effective immediately.

On November 10, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc., amended the Company’s current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to China Wu Yi Mountain Ltd. On May 24, 2018 FINRA approved the Company’s corporate action changing the Company’s name and trading symbol effective May 25, 2018.

Recent Developments

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of August 31, 2018 are 65,600,000 common shares and no preferred shares have been issued.

On July 26, 2016 the Company issued 800,000,000 (pre-split-10,000,000) common shares at $0.0000125 (pre-split $0.001) per share to the sole director and President of the Company for cash proceeds of $10,000.

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

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. As of August 31, 2018, the Company had received $100,000. These funds are recorded as “Advance receipts for common stock “under stockholders’ equity on the balance sheet.

As of August 31, 2018 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2018, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

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

Employees

On October 19, 2017 Mr. Lei Wang became its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaport was appointed Secretary. In addition, Mr. Baterina and Messrs. Flemming H.H. Hansen and Arthur T. Claravall submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective October 19, 2017, and each submitted their resignation as a member of the Board. On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of Kokos Group Inc. (the "Company"), effective immediately.   On the same day, Ying Zhang was appointed Secretary, effective immediately.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2.	PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

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

Market Information

As of August 31, 2018, the Company had 12 shareholders of record. There is no established public trading market for the Company’s common stock whose common stock is quoted under the symbol is WUYI. The Company has not paid cash dividends and has no outstanding options.

On November 16, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc.., approved an amendment of the Company's current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to China WuYi Mountain, Ltd. and change the symbol from KOKG to WUYI. On May 24, 2018 the Financial Industry Regulatory Authority (FINRA) approved the Corporate action.

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

There is no need for the Company to purchase or otherwise obtain special equipment to manufacture, bottle, and label or pack its China WuYi Mountain, Ltd. proposed coconut water product. The Company plans to manufacture, bottle, label and pack its proposed Koos Coconut Water product under its as yet to be negotiate with a co-packing company, which has all such equipment. The Kokos Group Inc. plans to sell its proposed coconut water product in the following bottle sizes: 8oz and 16oz.

During the next 12 months, China WuYi Mountain, Ltd. intends on developing the China WuYi Mountain, Ltd. proposed coconut water product. The Company also intends to investigate potential acquisition or merger targets in the beverage industry. No potential targets have been identified to date.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Plan of Operations

Our cash balance is $40,885 as of August 31, 2018. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from private placement and from unsecured loan from a shareholder controlling 25.12% of the Company’s issued and outstanding common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. However, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering.

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

Our plan of operation is divided into four phases, as follows: (I) develop a business relationship with the Philippine coconut water producer we have identified and contacted; and conclude an contract with one of the several bottler, labeler and packer we have sourced; and run an initial production for marketing purposes while we conduct marketing studies, initial promotional events, and generate interest for China WuYi Mountain, Ltd.., under the brand name “Koos Coconut Water”; (II) negotiate and enter into supply agreements with retail businesses, merchandisers, and distributors, (III) expand proposed operations through-out Oregon, Washington State and nationally, (IV) establish a national and possibly international distributor network and team, with possibly production facilities or multiple co-packer agreements .. While we have identified both a supplier and bottler for our proposed product, we do not have any signed agreements or formal commitments to obligate any identified company to supply, bottle, label and package China WuYi Mountain’s proposed coconut water product. We have not yet commenced any production or activities.

Within the next 12 months China WuYi Mountain, Ltd. intends to bottle sell the China WuYi Mountain, Ltd. branded product “Koos Coconut Water” throughout Oregon, Washington State and neighboring States to large box store retailers, convenience stores, specialty health food stores, grocery chains, hotels and some non-traditional corporate business within this market. The Company is also investigation potential acquisition or merger targets in the beverage industry. No definite targets have been identified to date.

Our plan of operation for the twelve months following the date of this prospectus is to (i) complete Phase I of our program, which is to develop our a business relationship with the Philippine coconut water producer we have identified and conclude an contract with one of the several bottler, labeler and packer we have sourced, and run an initial production for marketing purposes while we conduct marketing studies, initial promotional events, and generate interest for China WuYi Mountain, Ltd. proposed coconut water under the brand name “Koos Coconut Water”, and (ii) begin Phase II of our program, which is negotiate and enter into supply agreements with retail businesses, merchandisers, and distributors. In order to execute Phases I and II of our development program as outlined below, we anticipate spending $550,000 on program development, professional and administrative fees, including fees payable in connection with the filing of this registration statement, complying with reporting obligations and arranging financing for Phases I and II of our development program. Total expenditures over the next 12 - 14 months are therefore expected to be approximately $550,000. If we experience a shortage of funds prior to funding during the next 12 -14 months, we may utilize funds from shareholder of the Company, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from this offering to proceed. If we receive only nominal funds from this offering, we plan to operate on a limited basis for the limited purpose of meeting our reporting obligations to the Securities and Exchange Commission. No such plan exists at this time in case of such contingency, and we cannot guarantee we would be able to raise additional funding if only nominal funding is obtained from this offering. New management will not as of the date of this filing change its business.

If we are successful in raising the funds from this offering, we plan to commence activities to raise the $400,000 in funds required for Phase II of the development program in Februaryof 2020. We expect this phase to take 120 - 180 days to complete and an additional 9 to 12 months for distribution networks and market acceptance. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase I and or II of the development program since we currently have no plan in place to raise these funds. We plan to raise the additional funding for Phase I and Phase II by way of a private debt or equity financing but have not commenced any activities to raise such funds.

The above program costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced with any activities or operations of any phase of our development program.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended August 31, 2018 and August 31, 2017, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended August 31, 2018 compared to the Fiscal Year Ended August 31, 2017

We did not earn any revenues from July 26, 2016 (inception) to August 31, 2018.

Expenses for the year ended August 31, 2018 totaled $88,294 and net loss of $85,794 consisting primarily of office and general expenses of $22,794 consisting primarily of $18,749 in transfer agent expenses; office expenses of $353; filing fees of $3,293; and bank services charges of $399; and professional fees of $20,500; consulting fees of $45,000 and a deduction of other revenue of $2,500 resulting in a net loss of $85,794. Expenses for the year ended August 31, 2017 totaled $25,190 consisting primarily of office and general expenses of $9,240 consisting primarily of $2,942 in filing expenses; $2,329 in transfer agent expense; $1,905 in rent expenses; $1,816 in web-site expenses; $102 in offices expenses and $146 in bank service charges, Also, included are professional fees of $15,950 resulting in a net loss of $25,190. The increase in expenses from fiscal 2017 to fiscal 2018 was primarily due to the increase expenses transfer agent expenses, consulting fees and professional fees. This was due to the change in transfer agents and increase in accounting and legal fees activities during the period. Also, the use of Consultants to pursue possible acquisitions.

Capital Resources and Liquidity

Our auditor’s report on our August 31, 2018 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2018 Audited Financial Statements – Auditors Report.”

As of August 31, 2018, we had $40,885 of cash compared to $4,211 of cash as of August 31, 2017. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $112,323. As at August 31, 2018, the Company has a working capital of $12,768.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

The full text of the Company's audited consolidated financial statements for the fiscal years ended August 31, 2018 and August 31, 2017, begins on page F-1 of this Annual Report on Form 10-K.

CHINA WUYI MOUNTAIN, LTD.

(Formerly Kokos Group Inc.)

FINANCIAL STATEMENTS

(Audited)

August 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10

BALANCE SHEETS	11

STATEMENTS OF OPERATIONS	12

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORPORATION t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of China Wuyi Mountain, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Wuyi Mountain, Ltd. (the Company) as of August 31, 2018 and 2017, the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended August 31, 2018 and 2017, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a losse from operations through August 31, 2018, and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PLS CPA__

PLS CPA, A Professional Corp

We have served as the Company’s auditor since 2016.

San Diego, CA. 92111

January 18, 2019

CHINA WUYI MOUNTAIN, LTD.

(Formerly Kokos Group Inc.)

BALANCE SHEETS

	August 31, 2018	August 31, 2017

ASSETS

CURRENT ASSETS
Cash	$40,885	$4,211
Prepaid	310	-

TOTAL CURRENT ASSETS	$41,195	$4,211

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,927	$3,149
Other liability (Note 5)	-	2,500
Due to related party (Note 4)	24,500	5,501

TOTAL CURRENT LIABILITIES	28,427	11,150

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil	-	-
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
65,600,000 shares of common stock (65,600,000 - August 31, 2017)	65,600	65,600
Advanced receipts - Shares to be issued	100,000	-
Additional paid in capital	(40,509)	(46,010)
Accumulated deficit	(112,323)	(26,529)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	12,768	(6,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$41,195	$4,211

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

(Formerly Kokos Group Inc.)

STATEMENTS OF OPERATIONS

	Year ended August 31, 2018	Year ended August 31, 2017

REVENUE	$-	$-

EXPENSES
Office and general	$22,794	$9,240
Consulting fees	45,000	-
Professional fees	20,500	15,950

TOTAL EXPENSES	(88,294)	(25,190)

Other Income	2,500	-

NET LOSS	$(85,794)	$(25,190)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	65,600,000	515,502,466

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM August 31, 2016 TO August 31, 2018

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Advanced receipts -Shares to be issued	Deficit Accumulated During the Development Stage	Total

Balance, August 31, 2016	800,000,000	$ 800,000	$(790,000)	$ -	$ (1,339)	$ 8,661

Common shares issued for cash – at $0.000375 per share, March 31, 2017	25,600,000	25,600	(16,000)	-	-	9,600

Shares return to treasury – at $0.000000013 per share – April 20, 2017	(760,000,000)	(760,000)	759,990	-	-	(10)

Net loss for the year ended August 31, 2017	-	-	-	-	(25,190)	(25,190)

Balance, August 31, 2017	65,600,000	65,600	(46,010)	-	(26,529)	(6,939)

Common shares subscribed not issued for cash at $0.0075 – May 2, 2018 (Note 4)	-	-	-	100,000	-	100,000

Loan forgiveness – October 19, 2017	-	-	5,501	-	-	5,501

Net loss for the year ended August 31, 2018	-	--	-	-	(85,794)	(85,794)

Balance, August 31, 2018	65,600,000	$ 65,600	$ (40,509)	$ 100,000,	$ (112,323)	$ (12,768)

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

(Formerly Kokos Group Inc.)

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2018	Year ended August 31, 2017

OPERATING ACTIVITIES
Net loss for the period	$(85,794)	$(25,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid	(310)
Increase (decrease) in accounts payables	778	3,149
Increase (decrease) in other liability	(2,500)	2,500

NET CASH USED IN OPERATING ACTIVITIES	(87,826)	(19,541)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	9,600
Shares to be issued	100,000	-
Proceeds from related parties	34,500	3,816
Payment to related party loan	(10,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	124,500	13,416

NET INCREASE (DECREASE) IN CASH	36,674	(6,125)

CASH, BEGINNING	4,211	10,336

CASH, ENDING	$40,885	$4,211

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD

(Formerly Kokos Group Inc.).

NOTES TO FINANCIAL STATEMENTS

August 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

KOKOS GROUP INC. was incorporated in the State of Nevada as a for-profit Company on July 26, 2016 and established a fiscal year end of August 31. The Company is organized to bottle, market, distribute and sell our own brand of coconut water, presently called “Koos Coconut Water”. On November 10, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc., amended the Company’s current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to China Wu Yi Mountain Ltd. On May 24, 2018 FINRA approved the Company’s corporate action changing the Company’s name and trading symbol effective May 25, 2018.

On October 19, 2017 Mr. Lei Wang became its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaprt was appointed Secretary. In addition, Mr. Baterina and Messrs. Flemming H.H. Hansen and Arthur T. Claravall submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective October 19, 2017, and each submitted their resignation as a member of the Board. On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of Kokos Group Inc. (the "Company"), effective immediately.   On the same day, Ying Zhang was appointed Secretary, effective immediately.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $112,323. As at August 31, 2018, the Company has working capital of $12,768. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2018, the Company has issued 800,000,000 founders shares at $0.0000125 per share for net proceeds of $10,000 to the Company and private placements of 25,600,000 common shares at $0.000375 per share for net proceeds of $9,600. On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 15, 2018 the Company had received $100,000 These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2018 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

CHINA WUYI MOUNTAIN, LTD

(Formerly Kokos Group Inc.).

NOTES TO FINANCIAL STATEMENTS

August 31, 2018

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to

CHINA WUYI MOUNTAIN, LTD

(Formerly Kokos Group Inc.).

NOTES TO FINANCIAL STATEMENTS

August 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation (continued)

Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

On July 26, 2016 the Company issued 800,000,000 (pre-split-10,000,000) common shares at $0.0000125 (pre-split $0.001) per share to the former sole director and President of the Company for cash proceeds of $10,000.

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

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. As of August 31, 2018, the Company had received $100,000. These funds are recorded as “Advance receipts for common stock “under stockholders’ equity on the balance sheet.

As of August 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2018, the Company issued 0 shares of preferred stock and 65,600,000 common shares are issued and outstanding.

CHINA WUYI MOUNTAIN, LTD

(Formerly Kokos Group Inc.).

NOTES TO FINANCIAL STATEMENTS

August 31, 2018

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 19, 2017, the former CEO of the Company forgave all related party loans to the Company in a total of $5,501. This will be reflected an increase in Additional-Paid-In-Capital in the financial statements.

During the period ended August 31, 2018, Century Acquisition (Formerly WP Acquisition Company, LLC), a 25.12% shareholder, advanced the Company $31,000 and paid invoices in the amount of $3,500 on behalf of the Company. On June 8, 2018 the Company repaid a total of $10,000 to related party advances. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

As of August 31, 2018, the balance of due to related party is $24,500 (August 31, 2017 - $5,501). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – AGREEMENTS

On February 25, 2017 the Company entered into a Purchase Agreement to supply 69,300 private label Tetra Prisma 330ml packs of organic coconut water. The total purchase price is $55,410. The purchaser has made the initial non-refundable payment of $2,500. Other items on payment schedule include; an additional $2,500 non-refundable payment upon approval of private label artwork; $35,000 upon final order by purchaser; and $15,410 due on delivery and acceptance of product by purchaser. Product will be delivered to purchaser within 90 days of the Company receiving payments as per above schedule. Subsequent to the year end on August 31, 2018 the client who entered into the Purchase Agreement has decided not to proceed with the purchase order.

NOTE 6 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2018	August 31, 2017

Net loss before income taxes per financial statements	$(85,794)	$(25,190)
Income tax rate	21%	21%
Income tax recovery	(18,017)	(5,290)
Non-deductible	--	--
Valuation allowance change	18,017	5,290

Provision for income taxes	$ –	$-

The significant component of deferred income tax assets at August 31, 2018 and August31, 2017, is as follows:

	August 31, 2018	August 31, 2017
Net operating loss carry-forward	$23,588	$9,019
Valuation allowance	(23,588)	(9,019)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future

CHINA WUYI MOUNTAIN, LTD

(Formerly Kokos Group Inc.).

NOTES TO FINANCIAL STATEMENTS

August 31, 2018

NOTE 6 – INCOME TAXES (continued)

years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective July 1, 2018 for the Company. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $4,838 and a corresponding reduction in the valuation allowance.

As of August 31, 2018, and August 31, 2017 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2018 and August 31, 2017 and no interest or penalties have been accrued as of August 31, 2018 and August 31, 2017. As of August 31, 2018, and August 31, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of August 31, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of August 31, 2018, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of August 31, 2018.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future periods.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position

Lei Wang	55	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chairman of the Board of Directors
Ying Zhang	48	Secretary

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

On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of China WuYi Mountain, Ltd. (formerly Kokos Group Inc.) (the "Company"), effective immediately.   On the same day, Ying Zhang was appointed Secretary, effective immediately.

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

Director Independence

Our board of directors is currently composed of one member, Mr. Lei Wang who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market.  The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us.  In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.  Our board of directors has not made these determinations, our board of directors have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our former officers and directors Lei Wang and our secretary Ying Zhang other business interests and his involvement with China WuYi Mountain, Ltd. or our current Officer and Directors of Mr. Lei Wang.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

China WuYi Mountain, Ltd.., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through August 31, 2018.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jeoffrey Baterina*	2017	-	-	-	-	-	0
Former President, Chief Executive Officer, Secretary, Treasurer	2017	-	-	-	-	-	0
Jeoffrey Baterina*	2018	-	-	-	-	-	0
Former President, Chief Executive Officer, Secretary Treasurer	2018	-	-	-	-	-	0
Lei Wang	2018	-	-	-	-	-	0
President, Chief Executive Officer, Treasurer	2018	-	-	-	-	-	0
Richard Rappaport**	2018	-	-	-	-	-	0
Former Secretary	2018	-	-	-	-	-	0
Ying Zhang**	2018	-	-	-	-	-	0
Secretary	2018	-	-	-	-	-	0

*Mr. Baterina resigned all Executive positions in the Company on October 19, 2017.

**On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of the "Company, effective immediately.  On the same day, Ying Zhang was appointed Secretary.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2018 or 2017. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended August 31, 2018 and August 31, 2017 for China WuYi Mountain, Ltd.

Employment Contracts

At this time, China WuYi Mountain, Ltd. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. China WuYi Mountain, Ltd., may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (July 26, 2016) through August 31, 2018.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeoffrey Baterina*	0	0	0	0	0	0	0
Flemming J.H. Hansen*	0	0	0	0	0	0	0
Arthur T. Claravall*	0	0	0	0	0	0	0
Lei Wang **	0	0	0	0	0	0	0

* Former Directors of the Company effective as of October 19, 2017

** Current Director of the Company effective as of October 19, 2017

Board Committees

We had did formed an Audit Committee consisting of Mr. Hansen and Claravall, as of August 31, 2017. However as of October 19, 2017 both Audit Committee members resigned as directors as well as Mr. Baterina from the Board of Directors. We have not a Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of August 31, 2018.

Beneficial ownership is determined inaccordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of August 31, 2018 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Lei Wang	20,038,000	30.54%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Chairman of the Board of Directors; 60 Chong’An Island Road, Wuyishan City, Fujian Province, China
Century Acquisitions ( formerly WP Acquisition Company, LLC., )1900 Ave. of the Stars, Suite 310, Los Angeles, CA 90067	16,480,000	25.12%

All officers and directors as a group	36,518,000	55.66%%

(1)	Based on 65,600,000 shares of common stock issued and outstanding as of August 31, 2018.
(2)	On October 19, 2017, Jeoffrey C. Baterina, our previous President, Chief Executive Officer, director and majority shareholder, entered into stock purchase agreements (the "Purchase Agreements") for the sale of an aggregate of 40,000,000 shares of Common Stock of the Company, representing approximately 61% of the issued and outstanding shares of Common Stock of the Company as of such date, to nine (9) non-U.S. accredited investors, including Mr. Lei Wang who acquired 20,038,00 shares, or approximately 30.54% of the issued and outstanding shares of common stock, and two U.S. accredited investors, including WP Acquisition Company, LLC who acquired 16,480,000 shares, or approximately 25.12% of the issued and outstanding shares of common stock. The Purchase Agreements were fully executed and delivered on October 19, 2017. The new shareholders other than Lei Wang and WP Acquisition Company, LLC each acquired less than 5% of the outstanding shares. Consequently, Lei Wang and WP Acquisition Company, LLC are now collectively able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.
(3)	WP Acquisitions Company, LLC., changed is name to Century Acquisitions.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

During the period ended August 31, 2018, Century Acquisition (Formerly WP Acquisition Company, LLC), a 25.12% shareholder, advanced the Company $31,000 and paid invoices in the amount of $3,500 on behalf of the Company. On June 8, 2018 the Company repaid a total of $10,000 to related party advances. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

As of August 31, 2018, the balance of due to related party is $24,500 (August 31, 2017 - $5,501). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended August 31, 2018	Year Ended August 31, 2017
Audit Fees	$13,300	$10,000
Audit-Related Fees	$ Nil	$Nil
Tax Fees	$ Nil	$Nil
All Other Fees	$ Nil	$Nil
Total	$13,300	$10,000

Included in the audit fees for the year ended August 31, 2018 is the year end fees charged for August 31, 2017. No audit fees have been accrued for the fiscal year ended August 31, 2018.

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

As of date of this filing the Company does not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 were pre-approved by our Board.

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

Dated: January 18 2019	China WuYi Mountain, Ltd.

By: /s/ Lei Wang
Lei Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Lei Wang	January 18, 2019
Lei Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.
[2]	Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

