Form 10-Q/A
period 2018-05-31
China WuYi Mountain, Ltd.
filed 2019-02-27
CIK 1687065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q/A

Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 25, 2019, there were 85,600,000 shares of common stock issued and outstanding.

 Explanatory Note: The Balance sheet and the Statement of Stockholders’ Equity are amended to reflect the issuance of 20,000,000 common shares on May 2, 2018.

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

- iv -

CHINA WUYI MOUNTAIN, LTD.
(Formerly Kokos Group Inc.)

CONDENSED BALANCE SHEETS

	May 31, 2018 ( restated)	August 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$97,030	$4,211
Other receivable	1,573	-

TOTAL CURRENT ASSETS	$98,603	$4,211

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,233	$3,149
Other liability (Note 5)	-	2,500
Due to related party (Note 4)	34,500	5,501

TOTAL CURRENT LIABILITIES	38,733	11,150

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock (Note 3)
Authorized
2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil	-	-
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
85,600,000 shares of common stock (65,600,000 - August 31, 2017)	85,600	65,600
Additional paid in capital	89,491	(46,010)
Subscription receivable	(50,000)	-
Accumulated deficit	(65,221)	(26,529)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	59,870	(6,939)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$98,603	$4,211

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.
(Formerly Kokos Group Inc.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31, 2018 (restated)	Three months ended May 31, 2017	Nine months ended May 31, 2018 (restated)	Nine months ended May 31, 2017

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$19,189	$3,401	$25,092	$7,643
Professional fees	12,000	3,850	16,100	12,950

TOTAL EXPENSES	(31,189)	(7,251)	(41,192)	(20,593)

OTHER INCOME
Other revenue	-	-	2,500	-

TOTAL OTHER INCOME	-	-	2,500	-

NET LOSS	$(31,189)	$(7,251)	$(38,692)	$(20,953)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	72,121,739	387,686,957	67,797,802	661,052,015

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN LTD.
(Formerly Kokos Group Inc.)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended May 31, 2018 (restated)	Nine months ended May 31, 2017

OPERATING ACTIVITIES
Net loss for the period	$(38,692)	$(20,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) in other receivable	(1,573)	-
Increase (decrease) in accounts payables	1,084	399
Increase (decrease) in other liability	(2,500)	2,500

NET CASH USED IN OPERATING ACTIVITIES	(41,681)	(17,694)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	9,600
Related party advances	34,500	2,816

NET CASH PROVIDED BY FINANCING ACTIVITIES	134,500	12,416

NET INCREASE (DECREASE) IN CASH	92,819	(5,278)

CASH, BEGINNING	4,211	10,336

CASH, ENDING	$97,030	$5,058

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-
Related party debt forgiveness	$5,501	$-

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

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of May 31, 2018, $50,00 unpaid stock purchased amount are recorded as “Subscription receivable“ under stockholders’ equity on the balance sheet.

As of May 31, 2018 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of May 31, 2018, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

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

NOTE 6 – SUBSEQUENT EVENTS

On June 8, 2018, the Company report $10,000 to related party advance.

On January 22, 2019, Century Acquisition (Formerly WP Acquisition Company, LLC), a 25.12% shareholder, advanced the Company $6,000. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

..

 NOTE 7 – RESTATED FINANCIAL STATEMENTS

The Balance sheet and the Statement of Stockholders’ Equity are amended to reflect the issuance of 20,000,000 common shares on May 2, 2018.

The following summarized financial statements compare of the Company’s original and restated financial statements.

BALANCE SHEETS

	May 31, 2018 (restated)	May 31, 2018 (original)

ASSETS

CURRENT ASSETS
Cash	$97,030	$97,030
Prepaid	1,573	1,573

TOTAL CURRENT ASSETS	$98,603	$98,603

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,233	$4,233

Due to related party (Note 4)	34,500	34,500

TOTAL CURRENT LIABILITIES	38,733	38,733

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil	-	-
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
85,600,000 shares of common stock (65,600,000 - August 31, 2017)	85,600	65,600
Advance receipts-shares to be issued	-	100,000
Subscription receivable	(50,000)	-
Additional paid in capital	89,491	(40,509))
Accumulated deficit	(65,221)	(65,221))

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	59,879	59,870

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$98,603	$98,603

STATEMENTS OF OPERATIONS

	Three months ended May 31, 2018 (restated)	Three months ended May 31, 2018 (original)	Nine months ended May 31, 2018 (restated)	Nine months ended May 31, 2018 (original)

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$19,189	$19,189	$25,092	$25,092
Professional fees	12,000	12,000	16,100	16,100

TOTAL EXPENSES	(31,189	(31,189)	(41,192)	(41,192)

Other Income	-	-	2,500	2,500

NET LOSS	$(31,189	(31,189)	$(38,692)	$(38,692)

BASIC NET LOSS PER COMMON SHARE	$(0.00	(0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	72,121,739	65,600,000	67,797,802	65,600,000

F-9

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

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of May 31, 2018, $50,000 unpaid stock purchased amount are recorded as “Subscription receivable“ under stockholders’ equity on the balance sheet.

As of May 31, 2018 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of May 31, 2018, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of May 31, 2018 $50,000 unpaid stock purchased amount are recorded as “Subscription receivable“ under stockholders’ equity on the balance sheet.

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

China WuYi Mountain, Ltd.

Date: February 26, 2019	By:/s/ Lei Wang
Lei Wang
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer