Form 10-K/A
period 2018-08-31
China WuYi Mountain, Ltd.
filed 2019-02-27
CIK 1687065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of February 25, 2019 the Company has 85,600,000 shares of common stock issued and outstanding

Explanatory Note: The Balance sheet and the Statement of Stockholders’ Equity are amended to reflect the issuance of 20,000,000 common shares on May 2, 2018.

CHINA WUYI MOUNTAIN LTD.

2

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

3

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

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of August 31, 2018, $50,00 unpaid stock purchased amount are recorded as “Subscription receivable“ under stockholders’ equity on the balance sheet.

As of August 31, 2018 the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2018, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

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

August 31, 2018

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

San Diego, CA. 92111

January 18, 2019 (except as to Note 3, Note 7 and Note 8 which are as February 26, 2019)

CHINA WUYI MOUNTAIN, LTD.

(Formerly Kokos Group Inc.)

BALANCE SHEETS

	August 31, 2018	August 31, 2017
	(restated)
ASSETS

CURRENT ASSETS
Cash	$40,885	$4,211
Prepaid	310	-

TOTAL CURRENT ASSETS	$41,195	$4,211

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,927	$3,149
Other liability (Note 5)	-	2,500
Due to related party (Note 4)	24,500	5,501

TOTAL CURRENT LIABILITIES	28,427	11,150

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil	-	-
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
85,600,000 shares of common stock (65,600,000 - August 31, 2017)	65,600	65,600
Subscription receivable	(50,000)	-
Additional paid in capital	89,491	(46,010)
Accumulated deficit	(112,323)	(26,529)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	12,768	(6,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$41,195	$4,211

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

(Formerly Kokos Group Inc.)

STATEMENTS OF OPERATIONS

	Year ended August 31, 2018 (restated)	Year ended August 31, 2017

REVENUE	$-	$-

EXPENSES
Office and general	$22,794	$9,240
Consulting fees	45,000	-
Professional fees	20,500	15,950

TOTAL EXPENSES	(88,294)	(25,190)

Other Income	2,500	-

NET LOSS	$(85,794)	$(25,190)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	72,230,137	515,502,466

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM AUGUST31, 2016 TO AUGUST 31, 2018

(RESTATED)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Subscription receivable	Deficit Accumulated During the Development Stage	Total

Balance, August 31, 2016	800,000,000	$ 800,000	$(790,000)	$ -	$ (1,339)	$ 8,661

Common shares issued for cash – at $0.000375 per share, March 31, 2017	25,600,000	25,600	(16,000)	-	-	9,600

Shares return to treasury – at $0.000000013 per share – April 20, 2017	(760,000,000)	(760,000)	759,990	-	-	(10)

Net loss for the year ended August 31, 2017	-	-	-	-	(25,190)	(25,190)

Balance, August 31, 2017	65,600,000	65,600	(46,010)	-	(26,529)	(6,939)

Common shares issued for cash at $0.0075 – May 2, 2018 (Note 4)	20,000,000	20,000	130,000	(50,000)	-	-

Loan forgiveness – October 19, 2017	-	-	5,501	-	-	5,501

Net loss for the year ended August 31, 2018	-	--	-	-	(85,794)	(85,794)

Balance, August 31, 2018	85,600,000	$ 85,600	$ 89,491	$ (50,000)	$ (112,323)	$ (12,768)

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

(Formerly Kokos Group Inc.)

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2018 (restated)	Year ended August 31, 2017

OPERATING ACTIVITIES
Net loss for the period	$(85,794)	$(25,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid	(310)
Increase (decrease) in accounts payables	778	3,149
Increase (decrease) in other liability	(2,500)	2,500

NET CASH USED IN OPERATING ACTIVITIES	(87,826)	(19,541)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	100,000	9,600
Proceeds from related parties	34,500	3,816
Payment to related party loan	(10,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	124,500	13,416

NET INCREASE (DECREASE) IN CASH	36,674	(6,125)

CASH, BEGINNING	4,211	10,336

CASH, ENDING	$40,885	$4,211

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

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

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of August 31, 2018, $50,000 unpaid stock purchased amount are recorded as “Subscription receivable“ under stockholders’ equity on the balance sheet.

As of August 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2018, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

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

CHINA WUYI MOUNTAIN, LTD

(Formerly Kokos Group Inc.).

NOTES TO FINANCIAL STATEMENTS

August 31, 2018

 NOTE 8 – RESTATED FINANCIAL STATEMENTS

The Balance sheet and the Statement of Stockholders’ Equity are amended to reflect the issuance of 20,000,000 common shares on May 2, 2018.

The following summarized financial statements compare of the Company’s original and restated financial statements.

BALANCE SHEETS

	August 31, 2018 (restated)	August 31, 2018 (original)

ASSETS

CURRENT ASSETS
Cash	$40,885	$40,855
Prepaid	310	310

TOTAL CURRENT ASSETS	$41,195	$41,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,927	$3,927
Other liability (Note 5)	-	-
Due to related party (Note 4)	24,500	24,500

TOTAL CURRENT LIABILITIES	28,427	28,427

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil	-	-
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
85,600,000 shares of common stock (65,600,000 - August 31, 2017)	85,600	65,600
Advance receipts-shares to be issued	-	100,000
Subscription receivable	(50,000)	-
Additional paid in capital	89,491	(40,509))
Accumulated deficit	(112,323)	(112,323)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	12,768	12,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$41,195	$41,195

STATEMENTS OF OPERATIONS

	Year ended August 31, 2018 (restated)	Year ended August 31, 2018 (original)

REVENUE	$-	$-

EXPENSES
Office and general	$22,794	$22,794
Consulting fees	45,000	45,000
Professional fees	20,500	20,500

TOTAL EXPENSES	(88,294)	(88,294)

Other Income	2,500	2,500

NET LOSS	$(85,794)	$(85,794)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	72,230,137	65,600,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors , Officers and Shareholders	No. of Shares	% of Class
Lei Wang	20,038,000	23.41%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Chairman of the Board of Directors; 60 Chong’An Island Road, Wuyishan City, Fujian Province, China
Century Acquisitions ( formerly WP Acquisition Company, LLC., )1900 Ave. of the Stars, Suite 310, Los Angeles, CA 90067	16,480,000	19.25%

Grand Biotechnology Group, Liaoning, No. 14 Honglin Road, Linsheng Town, Sujiatun District, Liaoning Province, Shenyang, China	20,000,000	23,36%
All officers. directors and shareholders as a group	56,518,000	66.02%

(1)	Based on 65,600,000 shares of common stock issued and outstanding as of August 31, 2018.
(2)	On October 19, 2017, Jeoffrey C. Baterina, our previous President, Chief Executive Officer, director and majority shareholder, entered into stock purchase agreements (the "Purchase Agreements") for the sale of an aggregate of 40,000,000 shares of Common Stock of the Company, representing approximately 61% of the issued and outstanding shares of Common Stock of the Company as of such date, to nine (9) non-U.S. accredited investors, including Mr. Lei Wang who acquired 20,038,00 shares, or approximately 30.54% of the issued and outstanding shares of common stock, and two U.S. accredited investors, including WP Acquisition Company, LLC who acquired 16,480,000 shares, or approximately 25.12% of the issued and outstanding shares of common stock. The Purchase Agreements were fully executed and delivered on October 19, 2017. The new shareholders other than Lei Wang and WP Acquisition Company, LLC each acquired less than 5% of the outstanding shares. Consequently, Lei Wang and WP Acquisition Company, LLC are now collectively able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.
(3)	WP Acquisitions Company, LLC., changed is name to Century Acquisitions.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Dated: February 26, 2019	China WuYi Mountain, Ltd.

By: /s/ Lei Wang
Lei Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Lei Wang	February 26, 2019
Lei Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.
[2]	Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

