Form 10-Q
period 2018-11-30
China WuYi Mountain, Ltd.
filed 2019-03-01
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

Commission File Number 333-21426

CHINA WUYI MOUNTAIN, LTD.

(Exact name of registrant as specified in its charter)

Nevada 81-3433108

(State of other jurisdiction of (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_) Yes (X) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer (_) Accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller reporting company) Smaller reporting company (X) Emerging growth company (_)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (_)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( )Yes (X) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_)Yes (_) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 1, 2019 there were 85,600,000 shares of common stock issued and outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of China WuYi Mountain Ltd. (formerly Kokos Group Inc.), a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I—FINANCIAL INFORMATION

CHINA WUYI MOUNTAIN, LTD.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2018

CONSDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED FINANCIAL STATEMENTS

CHINA WUYI MOUNTAIN, LTD.

CONDENSED BALANCE SHEETS

	November 30, 2018	August 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$25,005	$40,885
Prepaid	310	310

TOTAL CURRENT ASSETS	$25,315	$41,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,749	$3,927
Due to related party (Note 4)	24,500	24,500

TOTAL CURRENT LIABILITIES	26,249	28,427

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil	-	-
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
85,600,000 shares of common stock (65,600,000 - August 31, 2018)	85,600	85,600
Subscription receivable	(50,000)	-
Additional paid in capital	89,491	89,491
Accumulated deficit	(126,025)	(112,323)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(934)	12,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,315	$41,195

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2018	Three months ended November 30, 2017

REVENUE	$-	$-

EXPENSES
Office and general	$299	$2,163
Consulting fees	13,403	-
Professional fees	-	600

TOTAL EXPENSES	(13,702)	(2,763)

Other Income	-	2,500

NET LOSS	$(13,702)	$(263)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	85,600,000	65,600,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended November 30, 2018	Three months ended November 30, 2017

OPERATING ACTIVITIES
Net loss for the period	$(13,702)	$(263)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables	(2,178)	(1,095)
Increase (decrease) in other liability	-	(2,500)

NET CASH USED IN OPERATING ACTIVITIES	(15,880)	(3,858)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Shares to be issued	-	-
Subscription receivable	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(15,880)	(3,858)

CASH, BEGINNING	40,885	4,211

CASH, ENDING	$25,005	$353

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-
Related party debt forgiveness	$-	$5,501

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

November 30, 2018 (unaudited)

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $126,025. As at November 30, 2018, the Company has working capital deficit of $934. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2018, the Company has issued 800,000,000 founders shares at $0.0000125 per share for net proceeds of $10,000 to the Company and private placements of 25,600,000 common shares at $0.000375 per share for net proceeds of $9,600. On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 15, 2018 the Company had received $100,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

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

CHINA WUYI MOUNTAIN, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

November 30, 2018 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2018 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

CHINA WUYI MOUNTAIN, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

November 30, 2018 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of November 30, 2018, $50,00 unpaid stock purchased amount are recorded as “Subscription receivable“ under stockholders’ equity on the balance sheet.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED NOTES TO FINANCIAL STATEMENTS

November 30, 2018 (unaudited)

NOTE 3 – CAPITAL STOCK (continued)

As of November 30, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 30, 2018, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

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

As of November 30, 2018 the balance of due to related party is $24,500 (August 31, 2018 - $24,500). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUET EVENT

On January 22, 2019, Century Acquisition (Formerly WP Acquisition Company, LLC), a 25.12% shareholder, advanced the Company $6,000. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

Item 2. Manageent’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three-month period ended November 30, 2018 and November 30, 2017 we had no revenues. Expenses for the three-month period ended November 30, 2018 totaled $13,702 resulting in a net loss of $13,702. The net loss for the three-month period ended November 30, 2018 is a result of expenses of $13,702 comprised primarily of; consulting expenses of $13,403; transfer agent expenses of $297; and bank service charges of $2. Compared to the expenses for the three-months ended November 30, 2017 totaled $2,763 resulting in a net loss of $263. The net loss for the three-month period ended November 30, 2017 is a result of expenses of $2,763 and a net loss of $263 comprised primarily of; transfer agent expenses of $2,153; professional fees of $600; bank service charges of $10; and less $2,500 in other income The increase in expenses for between the three-month periods November 30, 2018 and November 30, 2017 is due to the increase in consulting fees.

.

Capital Resources and Liquidity

We have generated no revenues to date and anticipate until we generate a more rapid growth in revenues we will require additional financings in order to fully implement our plan of operations. With the exception of cash advances from our sole Officer and Director, cash received in our initial offering and our recent private placement of $150,000 (of which $100,000 had been received), we have not had any additional funding. We must raise additional cash to implement our strategy and stay in business. Our president has verbally committed to continue to fund our operations. However, this is not in writing and maybe rescinded at any time.

As of November 30, 2018, we had $25,005 in cash and $24,500 due from a related party. As of August 31, 2018, we had $40,885 in cash, and $24,500 due to a related party. Total liabilities as of November 30, 2018, were $26,249 compared to $28,427 in total liabilities at August 31, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of November 30, 2018, the Company owed $24,500 (August 31, 2018; $24,500) to a related party. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

Company Operations

KOKOS GROUP INC. (now known as China WuYii Mountain Ltd.) was incorporated in the State of Nevada as a for-profit Company on July 26, 2016 and established a fiscal year end of August 31. The Company is organized to bottle, market, distribute and sell our own brand of coconut water, presently called “Koos Coconut Water”. On November 10, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc., amended the Company’s current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to CHINA WUYI MOUNTAIN, LTD. The Corporate action and the Amended Articles became effective on May 26, 2018, following compliance with notification of FINRA.

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

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of November 30, 2018, $50,00 unpaid stock purchased amount are recorded as “Subscription receivable“ under stockholders’ equity on the balance sheet.

As of November 30, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 30, 2018, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of November 30, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of November 30, 2018, $50,00 unpaid stock purchased amount are recorded as “Subscription receivable” under stockholders’ equity on the balance sheet.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

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

Date: March 1, 2019 By:/s/ Lei Wang

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of November 30, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of November 30, 2018, $50,00 unpaid stock purchased amount are recorded as “Subscription receivable” under stockholders’ equity on the balance sheet.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

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

China WuYi Mountain, Ltd.

Date: March 1, 2019	By:/s/ Lei Wang
Lei Wang
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

