Form 10-K
period 2019-08-31
China WuYi Mountain, Ltd.
filed 2021-05-10
CIK 1687065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended

August 31, 2019 or

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

Common stock,
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [_] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [_] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [_] Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer (Do not check if a smaller reporting company) [X] Smaller reporting company Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of May 7, 2021 the Company has 85,600,000 shares of common stock issued and outstanding

CHINA WUYI MOUNTAIN LTD.

(formerly Kokos Group Inc.)

i

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

ii

PART I

ITEM 1.	BUSINESS

Business Overview

We are an early-stage company with the intention to engage in the business of the production, distribution and marketing of bottled organic coconut water from bulk coconut water sourced from the Philippines and bottled in the United States. We currently have no product, but plan on developing our first bottled coconut water product under the brand name “Koos Coconut Water”.

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. Accordingly, the Company intends to implement a different business plan.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Corporate History

Kokos Group Inc. was incorporated on July 26, 2016 under the laws of the State of Nevada. Jeoffrey Baterina has served as President and Chief Executive Officer, and Secretary of our company from July 26, 2016 to the October 19, 2017. On October 19, 2017 Mr. Lei Wang became its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaport was appointed Secretary. In addition, Mr. Baterina and Messrs. Flemming H.H. Hansen and Arthur T. Claravall submitted his resignations from all executive officer positions with the Company, including Chief Executive Officer and President effective October 19, 2017, and each submitted their resignation as a member of the Board. On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of Kokos Group Inc. (the "Company"), effective immediately.   On the same day, Ying Zhang was appointed Secretary.

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

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. Accordingly, the Company intends to implement a different business plan.

The Company is investigating the possibility of changing its business model. On December 7, 2020, On December 12, 2018 the Company advanced $20,000 to China Dahongpao Hong Kong Co. Ltd. For legal work and due diligence investigation on a potential merger/consolidation. As of the filing of this report a Definitive Agreement has not been completed.

 Recent Developments

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of August 31, 2019 are 85,600,000 common shares and no preferred shares have been issued.

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

As of August 31, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2019, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

Employees

On October 19, 2017 Mr. Lei Wang became its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaport was appointed Secretary. On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of China WuYi (the "Company"), effective immediately.   On the same day, Ying Zhang was appointed Secretary, effective immediately.

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

Market Information

As of August 31, 2019, the Company had 12 shareholders of record. There is no established public trading market for the Company’s common stock whose common stock is quoted under the symbol is WUYI. The Company has not paid cash dividends and has no outstanding options.

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

Business Overview

We are an early-stage company with the intention to engage in the business of the production, distribution and marketing of bottled organic coconut water from bulk coconut water sourced from the Philippine and bottled in the United States. We currently have no product, but plan on developing our first bottled coconut water product under the brand name “Koos Coconut Water”.

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

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. Accordingly, the Company intends to implement a different business plan.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Plan of Operations

Our cash balance is $1,169 as of August 31, 2019. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from private placement and from unsecured loan from a shareholder controlling 25.12% of the Company’s issued and outstanding common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. However, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering.

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

 The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. Accordingly, the Company intends to implement a different business plan.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended August 31, 2019 and August 31, 2018, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended August 31, 2019 compared to the Fiscal Year Ended August 31, 2018

Expenses for the year ended August 31, 2019 totaled $46,346 and net loss of $46,346 consisting primarily of office and general expenses of $5,443 consisting primarily of $1,322 in transfer agent expenses; filing fees of $3,905; and bank services charges of $216; and professional fees of $22,500 and consulting fees of of $18,403. Expenses for the year ended August 31, 2018 totaled $88,294 and net loss of $85,794 consisting primarily of office and general expenses of $22,794 consisting primarily of $18,749 in transfer agent expenses; office expenses of $353; filing fees of $3,293; and bank services charges of $399; and professional fees of $20,500; consulting fees of $45,000 and a deduction of other revenue of $2,500 resulting in a net loss of $85,794. The decrease in expenses from fiscal 2019 to fiscal 2018 was primarily due to the decrease in transfer agent expenses and consulting fees.

Capital Resources and Liquidity

Our auditor’s report on our August 31, 2019 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2019 Audited Financial Statements – Auditors Report.”

As of August 31, 2019, we had $1,169 of cash compared to $40,885 of cash as of August 31, 2018. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $158,669. As at August 31, 2019, the Company has a working capital deficit of $33,578.

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

The full text of the Company's audited consolidated financial statements for the fiscal years ended August 31, 2019 and August 31, 2018, begins on page F-1 of this Annual Report on Form 10-K.

CHINA WUYI MOUNTAIN, LTD.

(Formerly Kokos Group Inc.)

FINANCIAL STATEMENTS

August 31, 2019

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF SHAREHOLDERS EQUITY/(DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORPORATION t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of China Wuyi Mountain Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Wuyi Mountain Ltd. (the Company) as of August 31, 2019 and 2018, the related statements of operations, changes in shareholders' deficit, and cash flows for the period from two years ended August 31, 2019 and 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a losse from operations through August 31, 2019, and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, CA. 92111

May 7, 2021

CHINA WUYI MOUNTAIN, LTD.

BALANCE SHEETS

	August 31, 2019	August 31, 2018

ASSETS

CURRENT ASSETS
Cash	$1,169	$40,885
Prepaid	—	310
Other receivable (Note 4)	20,000	—

TOTAL CURRENT ASSETS	$21,169	$41,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,498	$3,927
Due to related party (Note 5)	46,249	24,500

TOTAL CURRENT LIABILITIES	54,747	28,427

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
2,000,000 shares of preferred stock, $0.001 par value,
Issued and outstanding - nil	—	—
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
85,600,000 shares of common stock (85,600,000 - August 31, 2018)	85,600	85,600
Subscription receivable	(50,000)	(50,000)
Additional paid in capital	89,491	89,491
Accumulated deficit	(158,669)	(112,323)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(33,578)	12,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,169	$41,195

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

STATEMENTS OF OPERATIONS

	Year ended August 31, 2019	Year ended August 31, 2018

REVENUE	$–	$–

EXPENSES
Office and general	$5,443	$22,794
Consulting fees	18,403	45,000
Professional fees	22,500	20,500

TOTAL EXPENSES	(46,346)	(88,294)

Other Income	—	2,500

NET LOSS	$(46,346)	$(85,794)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	85,600,000	72,230,137

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM August 31, 2017 To August 31, 2019

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2017	65,600,000	$65,600	$(46,010)	$—	$(26,529)	$(6,939)

Common shares - $0.0075 per share issued	20,000,000	20,000	130,000	(50,000)	—	100,000

Loan forgiveness – October 19, 2017			5,501			5,501

Net loss for the year ended August 31, 2018	—	—	—	—	(85,794)	(85,794)

Balance, August 31, 2018	85,600,000	85,600	89,491	(50,000)	$(112,323)	$12,768

Net loss for the year ended August 31, 2019	—	—	—	—	(46,346)	(46,346)

Balance, August 31, 2019	85,600,000	$85,600	$89,491	$(50,000)	$(158,669)	$(33,578)

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2019	Year ended August 31, 2018

OPERATING ACTIVITIES
Net loss for the period	$(46,346)	$(85,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase)in prepaid expenses	310	(310)
(Increase ) decrease in other receivable	(20,000)	—
Increase (decrease) in accounts payables	4,571	778
Increase (decrease) in other liability	—	(2,500)

NET CASH USED IN OPERATING ACTIVITIES	(61,465)	(87,826)

CASH FLOW FROM INVESTING ACTIVITIES	—	—

CASH FLOW FROM FINANCING ACTIVITIES
		—
Shares to be issued	—	100,000
Proceeds from related parties	21,749	34,500
Payment to related party loan	—	(10,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,749	124,500

NET INCREASE (DECREASE) IN CASH	(39,716)	36,674

CASH, BEGINNING	40,885	4,211

CASH, ENDING	$1,169	$40,885

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD

NOTES TO FINANCIAL STATEMENTS

August 31, 2019

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

Going concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $158,669. As at August 31, 2019, the Company has working capital of $-33,578. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2018, the Company has issued 800,000,000 founders shares at $0.0000125 per share for net proceeds of $10,000 to the Company and private placements of 25,600,000 common shares at $0.000375 per share for net proceeds of $9,600. On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 15, 2018 the Company had received $100,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

NOTES TO FINANCIAL STATEMENTS

August 31, 2019

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

NOTES TO FINANCIAL STATEMENTS

August 31, 2019

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

As of August 31, 2019, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2019, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

CHINA WUYI MOUNTAIN, LTD

NOTES TO FINANCIAL STATEMENTS

August 31, 2019

NOTE 4 – OTHER RECEIVABLE

On December 12, 2018 the Company advanced $20,000 to China Dahongpao Hong Kong Co. Ltd. For legal work and due diligence investigation on a potential merger/consolidation. If the potential merger/consolidation is abandoned by China Dahongpao Hong Kong Co. Ltd., the funds will be payable by December 31,2021. The amounts owed by the party are unsecured and non-interest bearing.

NOTE 5 – RELATED PARTY TRANSACTIONS

n October 19, 2017, the former CEO of the Company forgave all related party loans to the Company in a total of $5,501. This will be reflected an increase in Additional-Paid-In-Capital in the financial statements.

During the period ended August 31, 2018, Century Acquisition (Formerly WP Acquisition Company, LLC), a 19.25% shareholder, advanced the Company $31,000 and paid invoices in the amount of $3,500 on behalf of the Company. On June 8, 2018 the Company repaid a total of $10,000 to related party advances. During the period ended August 31, 2019 Century Acquisitions advance $20,000 and paid outstanding invoice for $1,749. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

As of August 31, 2019 the balance of due to related party is $46,249 (August 31, 2018 - $24,500). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 6 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2019	August 31, 2018

Net loss before income taxes per financial statements	$(46,346)	$(85,794)
Income tax rate	21%	21%
Income tax recovery	(9,733)	(18,017)
Non-deductible	—	—
Valuation allowance change	9,733	18,017

Provision for income taxes	$—	$—

The significant component of deferred income tax assets at August 31, 2019 and August 31, 2018, is as follows:

	August 31, 2019	August 31, 2018
Net operating loss carry-forward	$33,321	$23,588
Valuation allowance	(33,321)	(23,588)

Net deferred income tax asset	$—	$—

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

NOTES TO FINANCIAL STATEMENTS

August 31, 2019

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

As of August 31, 2019, and August 31, 2018 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2019 and August 31, 2018 and no interest or penalties have been accrued as of August 31, 2019 and August 31, 2018. As of August 31, 2019, and August 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 7 – SUBSEQUENT EVENTS

During April 2021, Century Acquisition (Formerly WP Acquisition Company, LLC), a 19.25% shareholder, paid outstanding invoice in behalf of the Company for $18,976. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of August 31, 2019, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of August 31, 2019.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position

Lei Wang	58	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chairman of the Board of Directors
Ying Zhang	50	Secretary

On October 19, 2017, Lei Wang was appointed as Chief Executive Officer, Chief Financial Officer, sole Director, and Richard Rappaport was appointed Secretary, each effective October 19, 2017.On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of China WuYi Mountain, Ltd. (formerly Kokos Group Inc.) (the "Company"), effective immediately.   On the same day, Ying Zhang was appointed Secretary, effective immediately.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from August 31, 2018 through August 31, 2019.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lei Wang	2019	—	—	—	—	—	0
President, Chief Executive Officer, Treasurer	2019	—	—	—	—	—	0
Len Wang	2018	—	—	—	—	—	0

Ying Zhang – Secretary	2019	—	—	—	—	—	0
Ying Zhang - Secretary	2018	—	—	—	—	—	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2019 or 2018. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended August 31, 2018 and August 31, 2017 for China WuYi Mountain, Ltd.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from August 31, 2018 through August 31, 2019.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Wang **	0	0	0	0	0	0	0

 Board Committees

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of August 31, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of August 31, 2019 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors , Officers and Shareholders	No. of Shares	% of Class
Lei Wang	20,038,000	23.41%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Chairman of the Board of Directors; 60 Chong’An Island Road, Wuyishan City, Fujian Province, China
Century Acquisitions ( formerly WP Acquisition Company, LLC., )1900 Ave. of the Stars, Suite 310, Los Angeles, CA 90067	16,480,000	19.25%

Grand Biotechnology Group, Liaoning, No. 14 Honglin Road, Linsheng Town, Sujiatun District, Liaoning Province, Shenyang, China	20,000,000	23,36%
All officers. directors and shareholders as a group	56,518,000	66.02%

(1)	Based on 85,600,000 shares of common stock issued and outstanding as of August 31, 2019.

(2)	On October 19, 2017, Jeoffrey C. Baterina, our previous President, Chief Executive Officer, director and majority shareholder, entered into stock purchase agreements (the "Purchase Agreements") for the sale of an aggregate of 40,000,000 shares of Common Stock of the Company, representing approximately 61% of the issued and outstanding shares of Common Stock of the Company as of such date, to nine (9) non-U.S. accredited investors, including Mr. Lei Wang who acquired 20,038,00 shares, or approximately 30.54% of the issued and outstanding shares of common stock, and two U.S. accredited investors, including WP Acquisition Company, LLC who acquired 16,480,000 shares, or approximately 25.12% of the issued and outstanding shares of common stock. The Purchase Agreements were fully executed and delivered on October 19, 2017. The new shareholders other than Lei Wang and WP Acquisition Company, LLC each acquired less than 5% of the outstanding shares. Consequently, Lei Wang and WP Acquisition Company, LLC are now collectively able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

(3)	WP Acquisitions Company, LLC., changed is name to Century Acquisitions.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

During the period ended August 31, 2018, Century Acquisition (Formerly WP Acquisition Company, LLC), a 25.12% shareholder, advanced the Company $31,000 and paid invoices in the amount of $3,500 on behalf of the Company. On June 8, 2018 the Company repaid a total of $10,000 to related party advances. During the period ended August 31, 2019 Century Acquisitions advance $20,000 and paid outstanding invoice for $1,749.

As of August 31, 2019, the balance of due to related party is $46,249 (August 31, 2018 - $24,500). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended August 31, 2019		Year Ended August 31, 2018
Audit Fees		$14,600		$13,300
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$14,600		$13,300

Included in the audit fees for the year ended August 31, 2019 is the year end fees charged for August 31, 2018.

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

As of date of this filing the Company does not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2019 were pre-approved by our Board.

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

Dated: May 7, 2021	China WuYi Mountain, Ltd.

By: /s/ Lei Wang
Lei Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Lei Wang	May 7, 2021
Lei Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2]	Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

