Form 10-K
period 2020-08-31
China WuYi Mountain, Ltd.
filed 2022-02-17
CIK 1687065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended August 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of February 17, 2022 the Company has 85,600,000 shares of common stock issued and outstanding

CHINA WUYI MOUNTAIN, LTD.

(formerly Kokos Group Inc.)

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

Recent Developments

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of August 31, 2020 are 85,600,000 common shares and no preferred shares have been issued.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of February 28, 2019, $50,00 unpaid stock purchased amount are recorded as “Subscription payable” under stockholders’ equity on the balance sheet.

As of August 31, 2020, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2020, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

Employees

On October 19, 2017 Mr. Lei Wang became its Chief Executive Officer, Chief Financial Officer and sole Director and Mr. Richard Rappaport was appointed Secretary. On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of China WuYi (the “Company”), effective immediately. On the same day, Ying Zhang was appointed Secretary, effective immediately.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of August 31, 2020, the Company had 12 shareholders of record. There is no established public trading market for the Company’s common stock whose common stock is quoted under the symbol is WUYI. The Company has not paid cash dividends and has no outstanding options.

On November 16, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc.., approved an amendment of the Company’s current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to China WuYi Mountain, Ltd. and change the symbol from KOKG to WUYI. On May 24, 2018 the Financial Industry Regulatory Authority (FINRA) approved the Corporate action.

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

Plan of Operations

Our cash balance is $977 as of August 31, 2020. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from private placement and from unsecured loan from a shareholder controlling 19.25% of the Company’s issued and outstanding common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. However, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended August 31, 2020 and August 31, 2019, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended August 31, 2020 compared to the Fiscal Year Ended August 31, 2019

Expenses for the year ended August 31, 2020 totaled $1,380 and net loss of $1,380 consisting primarily of office and general expenses of $1,380 consisting primarily of $1,188 in transfer agent expenses; and bank services charges of $192. Expenses for the year ended August 31, 2019 totaled $66,346 and net loss of $66,346 consisting primarily of office and general expenses of $5,443 consisting primarily of $1,322 in transfer agent expenses; filing fees of $3,905; bank services charges of $216; professional fees of $42,500; and consulting fees of $18,403. The decrease in expenses from fiscal 2020 to fiscal 2019 was primarily due to the decrease in transfer agent expenses , consulting fees and professional fees.

Capital Resources and Liquidity

Our auditor’s report on our August 31, 2020 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2020 Audited Financial Statements – Auditors Report.”

As of August 31, 2020, we had $977 of cash compared to $1,169 of cash as of August 31, 2019. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $180,049. As at August 31, 2020, the Company has a working capital deficit of $54,958.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited consolidated financial statements for the fiscal years ended August 31, 2020 and 2019, begins on page F-1 of this Annual Report on Form 10-K.

CHINA WUYI MOUNTAIN, LTD.

FINANCIAL STATEMENTS

August 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of China Wuyi Mountain Ltd:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Wuyi Mountain Ltd (“the Company”) as of August 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated and working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 1 to the financial statements, the Company has incurred losses each year from inception through August 31, 2020 and expects to incur additional losses in the future. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.   Management intends to continue to fund its business by way of private placements and advances from related parties as may be required, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

•

We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

•	We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2021.

Draper, UT

February 17, 2022

CHINA WUYI MOUNTAIN, LTD.

BALANCE SHEETS

	August 31, 2020	August 31, 2019

ASSETS

CURRENT ASSETS
Cash	$977	$1,169

TOTAL CURRENT ASSETS	$977	$1,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$9,686	$8,498
Due to related party (Note 5)	46,249	46,249

TOTAL CURRENT LIABILITIES	55,935	54,747

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001, 2,000,000 authorized, -nil- issued and outstanding as of August 31, 2020 and 2019
Common stock, par value $0.001 par value, 200,000,000 authorized – 85,600,000 shares and 85,600,000 shares issued and outstanding as of August 31, 2020 and 2019, respectively.	85,600	85,600
Subscription receivable	(50,000)	(50,000)
Additional paid in capital	89,491	89,491
Accumulated deficit	(180,049)	(178,669)

TOTAL STOCKHOLDERS’ DEFICIT	(54,958)	(53,578)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$977	$1,169

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

STATEMENTS OF OPERATIONS

	Year ended August 31, 2020	Year ended August 31, 2019

REVENUE	$-	$-

EXPENSES
Office and general	$1,380	$5,443
Consulting fees	-	18,403
Professional fees	-	42,500

TOTAL EXPENSES	(1,380)	(66,346)

Other Income	-	-

NET LOSS	$(1,380)	$(66,346)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	85,600,000	85,600,000

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

 STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2018	85,600,000	$85,600	$89,491	$(50,000)	$(112,323)	$12,768

Net loss for the year ended August 31, 2019	-	-	-	-	(66,346)	(66,346)

Balance, August 31, 2019	85,000,000	$85,600	$89,491	$(50,000)	$(178,669)	$(53,578)

Net loss for the year ended August 31, 2020	-	-	-	-	(1,380)	(1,380)

Balance, August 31, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(180,049)	$(54,958)

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2020	Year ended August 31, 2019

OPERATING ACTIVITIES
Net loss for the period	$(1,380)	$(66,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	-	1,749
Changes in operating assets and liabilities:
Prepaid expenses	-	310
Accounts payables	1,188	4,571

NET CASH USED IN OPERATING ACTIVITIES	(192)	(59,716)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from related parties	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	20,000

NET INCREASE (DECREASE) IN CASH	(192)	(39,716)

CASH, BEGINNING	1,169	40,885

CASH, ENDING	$977	$1,169
SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD NOTES TO FINANCIAL STATEMENTS August 31, 2020

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

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $180,049. As at August 31, 2020, the Company has working capital deficit of $54,958. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have any liquid instruments that were over the federally insured limits.

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

CHINA WUYI MOUNTAIN LTD. NOTES TO FINANCIAL STATEMENTS August 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. The Company did not have any dilutive shares.

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at August 31, 2020 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of August 31, 2020 are 85,600,000 common shares and no preferred shares have been issued.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of August 31, 2020 $50,000 unpaid stock purchased amount are recorded as “Subscription receivable” under stockholders’ equity on the balance sheet.

As of August 31, 2020, the Company has not granted any stock options and has not recorded any stock-based compensation.

CHINA WUYI MOUNTAIN LTD. NOTES TO FINANCIAL STATEMENTS August 31, 2020

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended August 31, 2019, Century Acquisitions (major shareholder of the Company) advanced $20,000 ($0 for 2020) to the Company, and paid expenses on behalf of the Company of $1,749 ($0 for 2020). As of August 31, 2020 and 2019, the balance of due to Century Acquisitions was $46,249. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2020	August 31, 2019

Net loss before income taxes per financial statements	$(1,380)	$(66,346)
Income tax rate	21%	21%
Income tax recovery	(290)	(13,933)
Non-deductible	--	--
Valuation allowance change	290	13,933

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at August 31, 2020 and August 31, 2019, is as follows:

	August 31, 2020	August 31, 2019
Net operating loss carry-forward	$37,810	$37,520
Valuation allowance	(37,810)	(37,520)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of August 31, 2020, and August 31, 2019 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2020 and August 31, 2019 and no interest or penalties have been accrued as of August 31, 2020 and August 31, 2019. As of August 31, 2020, and August 31, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

During June and May 2021, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder and controls 19.25% paid outstanding invoice on behalf of the Company for $24,976. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. This transaction increases the $46,249 in shareholder loan as of August 31, 2020 in the subsequent period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

The Company changed auditors on July 17, 2021 from PLS CPA, A Professional Corp., and engaged new auditors, Sadler, Gibb & Associates.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of August 31, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of August 31, 2020, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of August 31, 2020.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future periods.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position

Lei Wang	58	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Ying Zhang	50	Secretary

On October 19, 2017, Lei Wang was appointed as Chief Executive Officer, Chief Financial Officer, sole Director, and Richard Rappaport was appointed Secretary, each effective October 19, 2017. On January 18, 2018, Richard Rappaport submitted his resignation as Secretary of China WuYi Mountain, Ltd. (formerly Kokos Group Inc.) (the “Company”), effective immediately. On the same day, Ying Zhang was appointed Secretary, effective immediately.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from August 31, 2019 through August 31, 2020.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lei Wang	2020	-	-	-	-	-	0
President, Chief Executive Officer, Treasurer	2020	-	-	-	-	-	0
Len Wang	2019	-	-	-	-	-	0

Ying Zhang – Secretary	2020	-	-	-	-	-	0
Ying Zhang - Secretary	2019	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2020 or 2019. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended August 31, 2020 and August 31, 2019 for China WuYi Mountain, Ltd.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from August 31, 2019 through August 31, 2020.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lei Wang	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of August 31, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of August 31, 2020 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors, Officers and Shareholders	No. of Shares	% of Class
Lei Wang	20,038,000	23.41%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Chairman of the Board of Directors; 60 Chong’An Island Road, Wuyishan City, Fujian Province, China
Century Acquisitions (formerly WP Acquisition Company, LLC.,)1900 Ave. of the Stars, Suite 310, Los Angeles, CA 90067	16,480,000	19.25%

Grand Biotechnology Group, Liaoning, No. 14 Honglin Road, Linsheng Town, Sujiatun District, Liaoning Province, Shenyang, China	20,000,000	23.36%
All officers. directors and shareholders as a group	56,518,000	66.02%

_______________

(1)	Based on 85,600,000 shares of common stock issued and outstanding as of August 31, 2020.

(2)

On October 19, 2017, Jeoffrey C. Baterina, our previous President, Chief Executive Officer, director and majority shareholder, entered into stock purchase agreements (the “Purchase Agreements”) for the sale of an aggregate of 40,000,000 shares of Common Stock of the Company, representing approximately 61% of the issued and outstanding shares of Common Stock of the Company as of such date, to nine (9) non-U.S. accredited investors, including Mr. Lei Wang who acquired 20,038,00 shares, or approximately 30.54% of the issued and outstanding shares of common stock, and two U.S. accredited investors, including WP Acquisition Company, LLC who acquired 16,480,000 shares, or approximately 25.12% of the issued and outstanding shares of common stock. The Purchase Agreements were fully executed and delivered on October 19, 2017. The new shareholders other than Lei Wang and WP Acquisition Company, LLC each acquired less than 5% of the outstanding shares. Consequently, Lei Wang and WP Acquisition Company, LLC are now collectively able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

(3)	WP Acquisitions Company, LLC., changed is name to Century Acquisitions.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

As of August 31, 2020, the balance due to related party who is a major shareholder of the Company (19.25% of issued and outstanding common shares) is $46,249 (August 31, 2019 - $46,249). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by Sadler Gibb & Associates, LLP., our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended August 31, 2020		Year Ended August 31, 2019
Audit Fees		$7,500		$7,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total	$	Nil		$14,600

Included in the audit fees for the year ended August 31, 2020 is the year end fees charged for August 31, 2019.

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

China WuYi Mountain, Ltd.

Dated: February 17, 2022	By:	/s/ Lei Wang
Lei Wang
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Lei Wang	February 17, 2022
Lei Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

____________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on October 27, 2016.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on October 27, 2016

* Included in Exhibit 31.1
** Included in Exhibit 32.1

