Form 10-Q
period 2020-11-30
China WuYi Mountain, Ltd.
filed 2022-04-11
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)

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

As of April 7, 2022 there were 85,600,000 shares of common stock issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

CHINA WUYI MOUNTAIN, LTD.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2020

CONSDENSED BALANCE SHEETS	F-1

CONDENSED STATEMENTS OF OPERATIONS	F-2

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT	F-3

CONDENSED STATEMENTS OF CASH FLOWS	F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS	F-5

4

CHINA WUYI MOUNTAIN, LTD.

CONDENSED BALANCE SHEETS

	November 30, 2020	August 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$929	$977

TOTAL CURRENT ASSETS	$929	$977

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$9,686	$9,686
Due to related party (Note 4)	46,249	46,249

TOTAL CURRENT LIABILITIES	55,935	55,935

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001, 2,000,000 authorized, -nil- issued and outstanding
Common stock, par value $0.001, 200,000,000 authorized – 85,600,000 shares issued and outstanding	85,600	85,600
Subscription receivable	(50,000)	(50,000)
Additional paid in capital	89,491	89,491
Accumulated deficit	(180,097)	(180,049)

TOTAL STOCKHOLDERS’ DEFICIT	(55,006)	(54,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$929	$977

The accompanying notes are an integral part of these condensed financial statements.

F-1

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2020	Three months ended November 30, 2019

REVENUE	$-	$-

EXPENSES
Office and general	$48	$345

TOTAL EXPENSES	(48)	(345)

Other Income	-	-

NET LOSS	$(48)	$(345)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	85,600,000	85,600,000

The accompanying notes are an integral part of these condensed financial statements.

HINA WUYI MOUNTAIN, LTD.

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three-month period ended November 30, 2020

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(180,049)	$(54,958)

Net loss for the period ended November 30, 2020	-	-	-	-	(48)	(48)

Balance, November 30, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(180,097)	$(55,006)

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three-month period ended November 30, 2019

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2019	85,600,000	$85,600	$89,491	$(50,000)	$(158,669)	$(33,578)

Net loss for the period ended November 30, 2019	-	-	-	-	(345)	(345)

Balance, November 30, 2019	85,600,000	$85,600	$89,491	$(50,000)	$(159,014)	$(33,923)

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended November 30, 2020	Three months ended November 30, 2019

OPERATING ACTIVITIES
Net loss for the period	$(48)	$(345)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payables	-	297

NET CASH USED IN OPERATING ACTIVITIES	(48)	(48)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Shares to be issued	-	-
Subscription receivable	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(48)	(48)

CASH, BEGINNING	977	1,169

CASH, ENDING	$929	$1,121

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2020 (unaudited)

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

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $185,097. As at November 30, 2020, the Company has working capital deficit of $35,006. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

CHINA WUYI MOUNTAIN LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2020 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2020 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of November 30, 2020 were 85,600,000 common shares and no preferred shares have been issued.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of November 30, 2019 $50,00 unpaid stock purchased amount are recorded as “Subscription receivable” under stockholders’ equity on the balance sheet.

As of November 30, 2020, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2020 the balance of due to related party is $46,249 (August 31, 2020 - $46,249). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

During June and May 2021, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder and controls 19.25% paid outstanding invoice on behalf of the Company for $30,814. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. This transaction increases the $46,249 in shareholder loan as of November 30, 2020 in the subsequent period.

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

Results of Operations

For the three-month period ended November 30, 2020 and November 30, 2019 we had no revenues. Expenses for the three-month period ended November 30, 2020 totaled $48 resulting in a net loss of $48. The net loss for the three-month period ended November 30, 2020 is a result of expenses of $48 comprised primarily of bank service charges of $48. Expenses for the three-months ended November 30, 2019 totaled $345 resulting in a net loss of $345. The net loss for the three-month period ended November 30, 2019 is a result of expenses of $345 comprised primarily of, transfer agent expenses of $297 and bank services charges of $48. The decrease in expenses between the three-month periods November 30, 2020 and November 30, 2019 is due to the decrease in transfer agent expenses.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus (COVID-19) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect any material impact on its long-term operation due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, operations, suppliers, industry, and workforce.

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

As of November 30, 2020, we had $929 in cash and $46,249 due from a related party. As of August 31, 2020, we had $977 in cash and $46,249 due to a related party. Total liabilities as of November 30, 20, were $56,232 compared to $55,935 in total liabilities at August 31, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of November 30, 2020, the Company owed $46,249 (August 31, 2020; $46,249) to a related party. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

During June and May 2021, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder and controls 19.25% paid outstanding invoice on behalf of the Company for $30,814. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. This transaction increases the $46,249 in shareholder loan as of November 30, 2020 in the subsequent period.

Company Operations

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business. Accordingly, the Company intends to implement a different business plan.

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of November 30, 2020 are 85,600,000 common shares and no preferred shares have been issued.

As of November 30, 2020, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 30, 2020, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

5

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of November 30, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

6

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of November 30, 2020, $50,00 unpaid stock purchased amount are recorded as “Subscription receivable” under stockholders’ equity on the balance sheet.

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

China WuYi Mountain, Ltd.

Date: April 7, 2022	By:	/s/ Lei Wang
Lei Wang
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

9