Form 10-Q
period 2021-02-28
China WuYi Mountain, Ltd.
filed 2022-05-10
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2022 there were 85,600,000 shares of common stock issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

CHINA WUYI MOUNTAIN, LTD.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2021

4

CHINA WUYI MOUNTAIN, LTD.

CONDENSED BALANCE SHEETS

	February 28, 2021	August 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$881	$977

TOTAL CURRENT ASSETS	$881	$977

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$9,983	$9,686
Due to related party (Note 4)	46,249	46,249

TOTAL CURRENT LIABILITIES	56,232	55,935

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001, 2,000,000 authorized, -nil- issued and outstanding	-	-
Common stock, par value $0.001, 200,000,000 authorized – 85,600,000 shares issued and outstanding	85,600	85,600
Subscription receivable	(50,000)	(50,000)
Additional paid in capital	89,491	89,491
Accumulated deficit	(180,442)	(180,049)

TOTAL STOCKHOLDERS’ DEFICIT	(55,351)	(54,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$881	$977

Going Concern (Note 1)

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2021	Three months ended February 29, 2020	Six months ended February 28, 2021	Six months ended February 29, 2020

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$345	$345	$393	$690

TOTAL EXPENSES	(345)	(345)	(393)	(690)

NET LOSS	$(345)	$(345)	$(393)	$(690)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	85,600,000	85,600,000	85,600,000	85,600,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six-month period ended February 28, 2021

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(180,049)	$(54,958)

Net loss for the period ended November 30, 2020	-	-	-	-	(48)	(48)

Balance, November 30, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(180,097)	$(55,006)

Net loss for the period ended February 28, 2021	-	-	-	-	(345)	(345)

Balance, February 28, 2021	85,600,000	$85,600	$89,491	$(50,000)	$(180,442)	$(55,351)

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six-month period ended February 29, 2020

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2019	85,600,000	$85,600	$89,491	$(50,000)	$(158,669)	$(33,578)

Net loss for the period ended November 30, 2019	-	-	-	-	(345)	(345)

Balance, November 30, 2019	85,600,000	$85,600	$89,491	$(50,000)	$(159,014)	$(33,923)

Net loss for period ended February 29, 2020	-	-	-	-	(345)	(345)

Balance, February 29, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(159,359)	$(34,268)

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended February 28, 2021	Six months ended February 29, 2020

OPERATING ACTIVITIES
Net loss for the period	$(393)	$(690)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	297	594

NET CASH USED IN OPERATING ACTIVITIES	(96)	(96)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(96)	(96)

CASH, BEGINNING	977	1,169

CASH, ENDING	$881	$1,073

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-
Related party debt forgiveness	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD NOTES TO CONDENSED FINANCIAL STATEMENTS February 28, 2021 (unaudited)

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

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $180,442. As at February 28, 2021, the Company has working capital deficit of 55,351. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

CHINA WUYI MOUNTAIN, LTD NOTES TO CONDENSED FINANCIAL STATEMENTS February 28, 2021 (unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2021 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of February 28, 2021 are 85,600,000 common shares and no preferred shares have been issued.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of February 28, 2021 $50,000 unpaid stock purchased amount are recorded as “Subscription receivable” under stockholders’ equity on the balance sheet.

As of February 28, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 28, 2021 the balance of due to related party is $46,249 (August 31, 2020 - $46,249). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

During June and May 2021, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder and controls 19.25% paid outstanding invoice on behalf of the Company for $30,814. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. This transaction increases the $46,249 in shareholder loan as of February 28, 2021 in the subsequent period.

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

Results of Operations

For the three-month period ended February 28, 2021 and February 29, 2020 we had no revenues. Expenses for the three-month period ended February 28, 2021 totaled $345 resulting in a net loss of $345. The net loss for the three-month period ended February 28, 2021 is a result of expenses of $345 comprised primarily of; transfer agent expenses of $297; and bank service charges of $48. The expenses for the three-month period ended February 29, 2020 totaled $345 resulting in a net loss of $345. The net loss for the three-month period ended February 29, 2020 is a result of expenses of $345 comprised primarily of; transfer agent expenses of $297 and bank service charges of $48. The expenses between the three-month periods February 28, 2021 and February 29, 2020 remained the same.

For the six-month period ended February 28, 2021 and February 29, 2020 we had no revenues. Expenses for the six-month period ended February 28, 2021 totaled $393 resulting in a net loss of $393. The net loss for the six-month period ended February 28, 2021 is a result of expenses of $393 comprised primarily of; transfer agent expenses of $297; and bank service charges of $96. The expenses for the six-month period ended February 29, 2020 totaled $690 resulting in a net loss of $690. The net loss for the six-month period ended February 29, 2020 is a result of expenses of $690 comprised primarily of; transfer agent expense of $594 and bank services charges of $96. The expenses between the six-month periods February 28, 2021 and February 29, 2020 decreased due to the reduction in transfer agent fees.

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

As of February 28, 2021, we had $881 in cash, and $46,249 due to a related party. As of August 31, 2020, we had $977 in cash, and $46,249 due to a related party. Total liabilities as of February 28, 2021, were $56,232 compared to $55,935 in total liabilities at August 31, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February, 28, 2021, the Company owed $46,249 (August 31, 2020; $46,249) to a related party. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

During June and May 2021, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder and controls 19.25% paid outstanding invoice on behalf of the Company for $30,814. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. This transaction increases the $46,249 in shareholder loan as of February 28, 2021 in the subsequent period.

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

5

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of February 28, 2021 are 85,600,000 common shares and no preferred shares have been issued.

As of February 28, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of February 28, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

6

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of February 28, 2021, $50,00 unpaid stock purchased amount are recorded as “Subscription receivable” under stockholders’ equity on the balance sheet.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

7

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Included in Exhibit 32.1

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China WuYi Mountain, Ltd.

Date: May 10, 2022	By:	/s/ Lei Wang
Lei Wang
President and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

9