Form 10-Q
period 2021-05-31
China WuYi Mountain, Ltd.
filed 2022-07-22
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 22, 2022 there were 85,600,000 shares of common stock issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

CHINA WUYI MOUNTAIN, LTD.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2021

4

CHINA WUYI MOUNTAIN, LTD.

CONDENSED BALANCE SHEETS

	May 31, 2021	August 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$833	$977

TOTAL CURRENT ASSETS	$833	$977

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,044	$9,686
Due to related party (Note 4)	69,316	46,249

TOTAL CURRENT LIABILITIES	71,360	55,935

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001, 2,000,000 authorized, -nil- issued and outstanding	-	-
Common stock, par value $0.001, 200,000,000 authorized – 85,600,000 shares issued and outstanding	85,600	85,600
Subscription receivable	(50,000)	(50,000)
Additional paid in capital	89,491	89,491
Accumulated deficit	(195,618)	(180,049)

TOTAL STOCKHOLDERS’ DEFICIT	(70,527)	(54,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$833	$977

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2021	Three months ended May 31, 2020	Nine months ended May 31, 2021	Nine months ended May 31, 2020

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$1,785	$345	$2,178	$1,035
Professional fees	13,391	-	13,391	-

TOTAL EXPENSES	(15,176)	(345)	(15,569)	(1,035)

NET LOSS	$(15,176)	$(345)	$(15,569)	$(1,035)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	85,600,000	85,600,000	85,600,000	85,600,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine-month period ended May 31, 2021

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(180,049)	$(54,958)

Net loss for the period ended November 30, 2020	-	-	-	-	(48)	(48)

Balance, November 30, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(180,097)	$(55,006)
Net loss for the period ended February 28, 2021	-	-	-	-	(345)	(345)

Balance, February 28, 2021	85,600,000	$85,600	$89,941	$(50,000)	$(180,442)	$(55,351)

Net loss for the period ended May 31, 2021	-	-	-	-	(15,176)	(15,176)

Balance, May 31, 2021	85,600,000	$85,600	$89,491	$(50,000)	$(195,618)	$(70,527)

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine-month period ended May 31, 2020

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2019	85,600,000	$85,600	$89,491	$(50,000)	$(158,669)	$(33,578)

Net loss for the period ended November 30, 2019	-	-	-	-	(345)	(345)

Balance, November 30, 2019	85,600,000	$85,600	$89,491	$(50,000)	$(159,014)	$(33,923)

Net loss for period ended February 29, 2020	-	-	-	-	(345)	(345)

Balance, February 29, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(159,359)	$(34,268)

Net loss for period ended May 31, 2020	-	-	-	-	(345)	(345)

Balance, February 29, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(159,704)	$(34,613)

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended May 31, 2021	Nine months ended May 31, 2020

OPERATING ACTIVITIES
Net loss for the period	$(15,569)	$(1,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	23,067	-
Changes in operating assets and liabilities:
Accounts payable	(7,642)	891

NET CASH USED IN OPERATING ACTIVITIES	(144)	(144)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(144)	(144)

CASH, BEGINNING	977	1,169

CASH, ENDING	$833	$1,025

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2021 (unaudited)

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

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company.  These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2021 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Going concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $195,618.  As at May 31, 2021, the Company has working capital deficit of 70,527.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

May 31, 2021 (unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2021 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of May 31, 2021 are 85,600,000 common shares and no preferred shares have been issued.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of May 31, 2021 $50,000 unpaid stock purchased amount are recorded as “Subscription receivable“ under stockholders’ deficit on the balance sheet.

As of May 31, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2021 a related party paid invoices on behalf of the Company. The balance of due to related party is $69,316 (August 31, 2020 - $46,249). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

During June 2021 through May 2022, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder and controls 19.25%, paid outstanding invoices on behalf of the Company for $39,765. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. These transactions increased the shareholder loan balance to $109,081,in the subsequent period.

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

Results of Operations

For the three-month period ended May 31, 2021 and May 31, 2020 we had no revenues. Expenses for the three-month period ended May 31, 2021 totaled $15,176 resulting in a net loss of $15,176.  The net loss for the three-month period ended May 31, 2021 is a result of expenses of $15,176 comprised primarily of; professional fees of $13,391; filing fees of $1,440;  transfer agent expenses of $297; and bank service charges of $48. The expenses for the three-month period ended May 31, 2020 totaled $345 resulting in a net loss of $345.  The net loss for the three-month period ended May 31, 2020 is a result of expenses of $345 comprised primarily of; transfer agent expenses of $297; and bank service charges of $48. The increase in expenses between the three-month periods May 31, 2021 and May 31, 2020 is due primarily to the increase in  professional fees and filing fees during the period.

For the nine-month period ended May 31, 2021 and May 31, 2020 we had no revenues. Expenses for the nine-month period ended May 31, 2021 totaled $15,569 resulting in a net loss of $15,569.  The net loss for the nine-month period ended May 31, 2021 is a result of expenses of $15,569 comprised primarily of; professional fees of $13,391; filings fees of 1,440; transfer agent expenses of $594; and bank service charges of $144. The expenses for the nine-month period ended May 31, 2020 totaled $1,035 resulting in a net loss of $1,035.  The net loss for the nine-month period ended May 31, 2020 is a result of expenses of $1,035 comprised primarily of;  transfer agent expenses of $891; and bank service charges of $144. The increase in expenses between the nine-month periods May 31, 2021 and May 31, 2020 is due primarily to the increase in  professional fees and filing fees during the period.

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

As of May 31, 2021, we had $833 in cash, and $69,316 due to a related party. As of August 31, 2020, we had $977 in cash, and $46,249 due to a related party. Total liabilities as of May 31, 2021, were $71,360 compared to $55,935 in total liabilities at August 31, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of May 31, 2021, the Company owed $69,316 (August 31, 2029; $46,249) to a related party. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

During June 2021 through May 2022, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder and controls 19.25%, paid outstanding invoices on behalf of the Company for $39,765. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. These transactions increased the shareholder loan balance to $109,081,in the subsequent period.

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

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of May 31, 2021 are 85,600,000 common shares and no preferred shares have been issued.

As of May 31, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

1.

Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of May 31, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

6

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of May 31, 2021, $50,00 unpaid stock purchased amount are recorded as “Subscription receivable” under stockholders’ equity on the balance sheet.

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

* Included in Exhibit 31.1

** Included in Exhibit 32.1

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China WuYi Mountain, Ltd.

Date: July 22, 2022	By:	/s/ Lei Wang
Lei Wang
President and Director
Principal Executive Officer
Principal Financial Officer
Accounting Officer

8