Form 10-K
period 2021-08-31
China WuYi Mountain, Ltd.
filed 2022-09-29
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended August 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of September 28, 2022, the Company has 85,600,000 shares of common stock issued and outstanding

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

Recent Developments

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of August 31, 2021 are 85,600,000 common shares and no preferred shares have been issued.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of August 31, 2021, the $50,000 unpaid stock purchased amount is recorded as “Subscription receivable“ under stockholders’ equity on the balance sheet.

As of August 31, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2021, the Company issued 0 shares of preferred stock and 85,600,000 common shares are issued and outstanding.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of August 31, 2021, the Company had 12 shareholders of record. There is no established public trading market for the Company’s common stock whose common stock is quoted under the symbol is WUYI. The Company has not paid cash dividends and has no outstanding options.

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

Plan of Operations

Our cash balance was $785 as of August 31, 2021. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from private placement and from unsecured loan from a shareholder controlling 19.25% of the Company’s issued and outstanding common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. However, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended August 31, 2021 and August 31, 2020, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended August 31, 2021 compared to the Fiscal Year Ended August 31, 2020

Expenses for the year ended August 31, 2021 totaled $30,634 and net loss of $30,634 consisting primarily of $26,891 in professional fees; $891 in transfer agent expenses; $2,660 in filing fees; and bank services charges of $192. Expenses for the year ended August 31, 2020 totaled $1,380 and net loss of $1,380 consisting primarily of office and general expenses of $1,380 consisting primarily of $1,188 in transfer agent expenses; and bank services charges of $192. The increase in expenses from fiscal 2021 to fiscal 2020 was due to the increase in professional fees, primarily accounting expenses.

Capital Resources and Liquidity

Our auditor’s report on our August 31, 2021 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2021 Audited Financial Statements – Auditors Report.”

As of August 31, 2021, we had $785 of cash compared to $977 of cash as of August 31, 2020. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $210,683. As at August 31, 2021, the Company has a working capital deficit of $85,592.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended August 31, 2021 and 2020, begins on page F-1 of this Annual Report on Form 10-K.

CHINA WUYI MOUNTAIN, LTD.

FINANCIAL STATEMENTS

August 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of China Wuyi Mountain Ltd.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Wuyi Mountain Ltd. (“the Company”) as of August 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2021.

Draper, UT

September 28, 2022

CHINA WUYI MOUNTAIN, LTD.

BALANCE SHEETS

	August 31, 2021	August 31, 2020

ASSETS

CURRENT ASSETS
Cash	$785	$977

TOTAL CURRENT ASSETS	$785	$977

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,616	$9,686
Due to related party (Note 5)	84,761	46,249

TOTAL CURRENT LIABILITIES	86,377	55,935

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001, 2,000,000 authorized, -nil- issued and outstanding as of August 31, 2021 and 2020
Common stock, par value $0.001 par value, 200,000,000 authorized – 85,600,000 shares and 85,600,000 shares issued and outstanding as of August 31, 2021 and 2020, respectively.	85,600	85,600
Subscription receivable	(50,000)	(50,000)
Additional paid in capital	89,491	89,491
Accumulated deficit	(210,683)	(180,049)

TOTAL STOCKHOLDERS’ DEFICIT	(85,592)	(54,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$785	$977

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

STATEMENTS OF OPERATIONS

	Year ended August 31, 2021	Year ended August 31, 2020

REVENUE	$-	$-

EXPENSES
Office and general	$3,743	$1,380
Consulting fees	-	-
Professional fees	26,891	-

TOTAL EXPENSES	(30,634)	(1,380)

Other Income	-	-

NET LOSS	$(30,634)	$(1,380)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	85,600,000	85,600,000

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

 STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2019	85,600,000	$85,600	$89,491	$(50,000)	$(178,669)	$(53,578)

Net loss for the year ended August 31, 2020	-	-	-	-	(1,380)	(1,380)

Balance, August 31, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(180,049)	$(54,958)

Net loss for the year ended August 31, 2021	-	-	-		(30,634)	(30,634)

Balance, August 31, 2021	85,600,000	$85,600	$89,491	$(50,000)	$(210,683)	$(85,592)

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD.

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2021	Year ended August 31, 2020

OPERATING ACTIVITIES
Net loss for the period	$(30,634)	$(1,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	38,512	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payables	(8,070)	1,188

NET CASH USED IN OPERATING ACTIVITIES	(192)	(192)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(192)	(192)

CASH, BEGINNING	977	1,169

CASH, ENDING	$785	$977

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA WUYI MOUNTAIN, LTD

NOTES TO FINANCIAL STATEMENTS

August 31, 2021

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

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $210,683.  As at August 31, 2021, the Company has working capital deficit of $85,592.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

CHINA WUYI MOUNTAIN, LTD

NOTES TO FINANCIAL STATEMENTS

August 31, 2021

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to

Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at August 31, 2021 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of August 31, 2021 are 85,600,000 common shares and no preferred shares have been issued.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of August 31, 2021 and 2020, the $50,000 unpaid stock purchased amount is recorded as “Subscription receivable“ under stockholders’ equity on the balance sheet.

As of August 31, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

CHINA WUYI MOUNTAIN, LTD

NOTES TO FINANCIAL STATEMENTS

August 31, 2021

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended August 31, 2021, Century Acquisitions (major shareholder of the Company) paid expenses on behalf of the Company of $38,512 ($0 for 2020). As of August 31, 2021 and 2020, the balance of due to Century Acquisitions was $84,761 and $46,249. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2021	August 31, 2020

Net loss before income taxes per financial statements	$(30,634)	$(1,380)
Income tax rate	21%	21%
Income tax recovery	(6,433)	(290)
Non-deductible	-	-
Valuation allowance change	6,433	290

Provision for income taxes	$-	$-

The significant component of deferred income tax assets at August 31, 2021 and August 31, 2020, is as follows:

	August 31, 2021	August 31, 2020
Net operating loss carry-forward	$44,243	$37,810
Valuation allowance	(44,243)	(37,810)

Net deferred income tax asset	$-	$-

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

As of August 31, 2021, and August 31, 2020 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2021 and August 31, 2020 and no interest or penalties have been accrued as of August 31, 2021 and August 31, 2020. As of August 31, 2021, and August 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carry forwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

During September 2021 through August 2022, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder and controls 19.25%, paid outstanding invoices on behalf of the Company for $29,893. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. These transactions increased the shareholder loan balance to $114,654,in the subsequent period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

No Changes

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of August 31, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of August 31, 2021, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of August 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position

Lei Wang	59	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Ying Zhang	51	Secretary

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from August 31, 2020 through August 31, 2021.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lei Wang – President, Chief Executive Officer, Treasurer	2021	-	-	-	-	-	0
Lei Wang – President, Chief Executive Officer, Treasurer	2020	-	-	-	-	-	0

Ying Zhang – Secretary	2021	-	-	-	-	-	0
Ying Zhang – Secretary	2020	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2021 or 2020. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended August 31, 2021 and August 31, 2020 for China WuYi Mountain, Ltd.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from August 31, 2020 through August 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of August 31, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of August 31, 2021 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors , Officers and Shareholders	No. of Shares	% of Class
Lei Wang President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Chairman of the Board of Directors; 60 Chong’An Island Road, Wuyishan City, Fujian Province, China (2)	20,038,000	23.41%

Century Acquisitions – shareholder-(formerly WP Acquisition Company, LLC.,)1900 Ave. of the Stars, Suite 310, Los Angeles, CA 90067 (2)(3)	16,480,000	19.25%

Grand Biotechnology Group,- shareholder- Liaoning, No. 14 Honglin Road, Linsheng Town, Sujiatun District, Liaoning Province, Shenyang, China	20,000,000	23.36%
All officers. directors and shareholders as a group	56,518,000	66.02%

(1)	Based on 85,600,000 shares of common stock issued and outstanding as of August 31, 2021.

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

(3)	WP Acquisitions Company, LLC., changed its name to Century Acquisitions.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the period ended August 31, 2021, Century Acquisitions (major shareholder of the Company) paid expenses on behalf of the Company of $38,512 ($0 for 2020). As of August 31, 2021 and 2020, the balance of due to Century Acquisitions was $84,761 and $46,249. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended August 31, 2021		Year Ended August 31, 2020
Audit Fees		$16,000		$7,500
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$16,000		$7,500

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

China WuYi Mountain, Ltd.

Dated: September 28, 2022	By: /s/ Lei Wang
Lei Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Lei Wang	Septembver 28, 2022
Lei Wang President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

_______________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on October 27, 2016.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on October 17, 2016

* Included in Exhibit 31.1

** Included in Exhibit 32.1

