Form 10-Q
period 2022-05-31
China WuYi Mountain, Ltd.
filed 2022-11-01
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

3

PART I—FINANCIAL INFORMATION

CHINA WUYI MOUNTAIN, LTD.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2022

CHINA WUYI MOUNTAIN, LTD.

CONDENSED BALANCE SHEETS

	May 31, 2022	August 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$641	$785

TOTAL CURRENT ASSETS	$641	$785

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,363	$1,616
Due to related party (Note 4)	109,081	84,761

TOTAL CURRENT LIABILITIES	111,444	86,377

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001, 2,000,000 authorized, -nil- issued and outstanding
Common stock, par value $0.001, 200,000,000 authorized – 85,600,000 shares issued and outstanding	85,600	85,600
Subscription receivable	(50,000)	(50,000)
Additional paid in capital	89,491	89,491
Accumulated deficit	(235,894)	(210,683)

TOTAL STOCKHOLDERS’ DEFICIT	(110,803)	(85,592)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$641	$785

Going Concern (Note 1)

 The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2022	Three months ended May 31, 2021	Nine months ended May 31, 2022	Nine months ended May 31, 2021

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$10,746	$15,176	$25,211	$15,569

TOTAL EXPENSES	(10,746)	(15,176)	(25,211)	(15,569)

NET LOSS	$(10,746)	$(15,176)	$(25,211)	$(15,569)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	85,600,000	85,600,000	85,600,000	85,600,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine-month period ended May 31, 2022

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2021	85,600,000	$85,600	$89,491	$(50,000)	$(210,683)	$(85,592)

Net loss for the period ended November 30, 2021	-	-	-	-	(11,896)	(11,896)

Balance, November 30, 2021	85,600,000	$85,600	$89,491	$(50,000)	$(222,579)	$97,488)
Net loss for the period ended February 28, 2022	-	-	-	-	(2,569)	(2,569)

Balance, February 28, 2022	85,600,000	$85,600	$89,491	$(50,000)	$(225,148)	$(100,057)
Net loss for the period ended May 31, 2022	-	-	-	-	(10,746)	(10,746)
Balance, May 31, 2022	85,600,000	$85,600	$89,491	$(50,000)	$(235,894)	$(110,803)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine-month period ended May 31, 2021

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(180,049)	$(54,958)

Net loss for the period ended November 30, 2020	-	-	-	-	(48)	(48)

Balance, November 30, 2020	85,600,000	$85,600	$89,491	$(50,000)	$(180,097)	$(55,006)
Net loss for the period ended February 28, 2021	-	-	-	-	(345)	(345)

Balance, February 28, 2021	85,600,000	$85,600	$89,491	$(50,000)	$(180,442)	$(55,351)
Net .loss for the period ended May 31, 2021	-	-	-	-	(15,176)	(15,176)
Balance, May 31, 2021	85,600,000	$85,600	$89,491	$(50,000)	$(195,618)	$(70,527)

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended May 31, 2022	Nine months ended May 31, 2021

OPERATING ACTIVITIES
Net loss for the period	$(25,211)	$(15,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	24,320	23,067
Changes in operating assets and liabilities:
Accounts payable	747	(7,642)

NET CASH USED IN OPERATING ACTIVITIES	(144)	(144)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(144)	(144)

CASH, BEGINNING	785	977

CASH, ENDING	$641	$833

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2022 (unaudited)

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

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $235,894.  As at May 31, 2022, the Company has working capital deficit of $110,803.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2021 included in the Company’s 10-K filed with the Securities and Exchange Commission on September 29, 2022.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the year ending August 31, 2022.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2022 (unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2022 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

CHINA WUYI MOUNTAIN LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2022 (unaudited)

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of May 31, 2022 are 85,600,000 common shares and no preferred shares have been issued.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of May 31, 2022 $50,000 unpaid stock purchased amount are recorded as   “Subscription receivable“ under stockholders’ deficit on the balance sheet.

As of May 31, 2022, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended May 31, 2022, Century Acquisition (major shareholder of the Company), paid expenses on behalf of the Company of $24,320. As of May 31, 2022 the balance of due to related party is $109,081 (August 31, 2021 - $84,761). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

During June 2022 through September 2022, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder, paid outstanding invoices on behalf of the Company for $15,940. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. These transactions increased the shareholder loan balance to $125,021 in the subsequent period.

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

Results of Operations

For the three-month period ended May 31, 2022 and May 31, 2021 we had no revenues.Expenses for the three-month period ended May 31, 2022 totaled $10,746 resulting in a net loss of $10,746. The net loss for the three-month period ended May 31, 2022 is a result of expenses of $10,746 comprised primarily of; professional fees of $9,500; transfer agent expenses of $198; filing fees of $1,000; and bank service charges of $48. Expenses for the three-month period ended May 31, 2021 totaled $15,176 resulting in a net loss of $15,176. The net loss for the three-month period ended May 31, 2021 is a result of expenses of $15,176 comprised primarily of; professional fees of $13,391; filing fees of $1,440; transfer agent expenses of $297; and bank services charges of $48. The expenses between the three-month periods May 31, 2022 and May 31, 2021 decreased primary due to the decrease  in professional fees and filing fees.

For the nine-month period ended May 31, 2022 and May 31, 2021 we had no revenues. Expenses for the nine-month period ended May 31, 2022 totaled $25,211 resulting in a net loss of $25,211. The net loss for the nine-month period ended May 31, 2022 is a result of expenses of $25,211 comprised primarily of; professional fees of $22,500; transfer agent expenses of $744; filing fees of $1,823; and bank service charges of $144. Expenses for the nine-month period ended May 31, 2021 totaled $15,569 resulting in a net loss of $15,569. The net loss for the nine-month period ended May 31, 2021 is a result of expenses of $15,569 comprised primarily of; professional fees of $13,391; filing fees of $1,440; transfer agent expense of $594; and bank services charges of $144. The increase in expenses between the nine-month periods May 31, 2022 and May 31, 2021 was due to the increase in professional fees due to the Company bringing its SEC filings current.

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

As of May 31, 2022, we had $641 in cash and $109,081 due to a related party. As of August 31, 2021, we had $785 in cash and $84,761 due to a related party. Total liabilities as of May 31, 2022, were $111,444 compared to 86,377 in total liabilities at August 31, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

During June, 2022 through September 2022, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder, paid outstanding invoices on behalf of the Company for $15,940. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. These transactions increased the shareholder loan balance to $125,021 in the subsequent period.

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

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of May 31, 2022 are 85,600,000 common shares and no preferred shares have been issued.

As of May 31, 2022, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of May 31, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of May 31, 2022, $50,000 unpaid stock purchased amount are recorded as “Subscription receivable” under stockholders’ deficit on the balance sheet.

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

