Form 10-Q
period 2023-02-28
China WuYi Mountain, Ltd.
filed 2023-07-28
CIK 1687065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

Commission File Number 333-21426

CHINA WUYI MOUNTAIN, LTD.
(Exact name of registrant as specified in its charter)

Nevada	81-3433108
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

B20 1202 International Software Park, Hunnan New District, Shenyang, Liaoning, China

(Address of principal executive offices) (Zip Code)

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

As of July 23, 2023 there were 85,600,000 shares of common stock issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

CHINA WUYI MOUNTAIN, LTD.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2023

4

CHINA WUYI MOUNTAIN, LTD.

CONDENSED BALANCE SHEETS

	February 28, 2023	August 31, 2022
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$593

TOTAL CURRENT ASSETS	$-	$593

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,592	$1,319
Due to related party (Note 4)	143,068	117,521

TOTAL CURRENT LIABILITIES	144,660	118,840

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001, 2,000,000 authorized, -nil- issued and outstanding
Common stock, par value $0.001, 200,000,000 authorized – 85,600,000 shares issued and outstanding	85,600	85,600
Subscription receivable	(50,000)	(50,000)
Additional paid in capital	89,491	89,491
Accumulated deficit	(269,751)	(243,338)

TOTAL STOCKHOLDERS’ DEFICIT	(144,660)	(118,247)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$689	$593

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2023	Three months ended February 28, 2022	Six months ended February 28, 2023	Six months ended February 28, 2022

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$4,948	$2,569	$26,413	$14,465

TOTAL EXPENSES	(4,948)	(2,569)	(26,413)	(14,465)

NET LOSS	$(4,948)	$(2,569)	$(26,413)	$(14,465)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	85,600,000	85,600,000	85,600,000	85,600,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six-month period ended February 28, 2023

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2022	85,600,000	$85,600	$89,491	$(50,000)	$(243,338)	$(118,247)

Net loss for the period ended November 30, 2022	-	-	-	-	(21,465)	(21,465)

Balance, November 30, 2022	85,600,000	$85,600	$89,491	$(50,000)	$(264,803)	$(139,712)
Net loss for the period ended February 28, 2023	-	-	-	-	(4,948)	(4,948)

Balance, February 28, 2023	85,600,000	$85,600	$89,491	$(50,000)	$(269,751)	$(144,660)

CONDENDED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six-month period ended February 28, 2022

 (UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2021	85,600,000	$85,600	$89,491	$(50,000)	$(210,683)	$(85,592)

Net loss for the period ended November 30, 2021	-	-	-	-	(11,896)	(11,896)

Balance, November 30, 2021	85,600,000	$85,600	$89,491	$(50,000)	$(222,579)	$(97,488)
Net loss for the period ended February 28, 2022	-	-	-	-	(2,569)	(2,569)

Balance, February 28, 2022	85,600,000	$85,600	$89,491	$(50,000)	$(225,148)	$(100,057)

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended February 28, 2023	Six months ended February 28, 2022

OPERATING ACTIVITIES
Net loss for the period	$(26,423)	$(14,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	25,547	14,320
Changes in operating assets and liabilities:
Accounts payable	273	49

NET CASH USED IN OPERATING ACTIVITIES	(593)	(96)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(593)	(96)

CASH, BEGINNING	593	785

CASH, ENDING	$0	$689

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-
Related party debt forgiveness	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CHINA WUYI MOUNTAIN, LTD NOTES TO CONDENSED FINANCIAL STATEMENTS February 28, 2023 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

China KOKOS GROUP INC. (NKA China WuyI Mountain Ltd.) was incorporated in the State of Nevada as a for-profit Company on July 26, 2016 and established a fiscal year end of August 31. The Company is organized to bottle, market, distribute and sell our own brand of coconut water, presently called “Koos Coconut Water”. On November 10, 2017 the Board of directors and the majority of its shareholders of Kokos Group Inc., amended the Company’s current Certificate of Incorporation in conformity with the applicable laws of the State of Nevada to change the name of the Company from Kokos Group Inc. to China Wu Yi Mountain Ltd. On May 24, 2018 FINRA approved the Company’s corporate action changing the Company’s name and trading symbol effective May 25, 2018.

Going concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $269,751. As at February 28, 2023, the Company has working capital deficit of $144,660. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2022 included in the Company’s 10-K filed with the Securities and Exchange Commission on February 7, 2023. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2023 are not necessarily indicative of the results that may be expected for the year ending August 31, 2023.

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

CHINA WUYI MOUNTAIN, LTD NOTES TO CONDENSED FINANCIAL STATEMENTS February 28, 2023 (unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2023 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of February 28, 2023 are 85,600,000 common shares and no preferred shares have been issued.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of February 28, 2023 $50,000 unpaid stock purchased amount are recorded as   “Subscription receivable“ under stockholders’ equity on the balance sheet.

As of February 28, 2023, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended February 28, 2023, Century Acquisition (major shareholder of the Company), paid expenses on behalf of the Company of $25,547. As of February 28, 2023 the balance of due to related party is $143,068 (August 31, 2022 - $117,521). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

During March 1, 2023 through July 23, 2023 Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder, paid outstanding invoices on behalf of the Company for $5,122. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. These transactions increased the shareholder loan balance to $148,190 in the subsequent period.

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

Results of Operations

For the three-month period ended February 28, 2023 and February 28, 2022 we had no revenues.Expenses for the three-month period ended February 28, 2023 totaled $4,948 resulting in a net loss of $4,948. The net loss for the three-month period ended February 28, 2023 is a result of expenses of $4,948 comprised primarily of; professional fees of $4,000; transfer agent expenses of $198; and filing fees of $750.. Expenses for the three-month period ended February 28, 2022 totaled $2,569 resulting in a net loss of $2,569. The net loss for the three-month period ended February 28, 2022 is a result of expenses of $2,569 comprised primarily of; professional fees of $1,500; transfer agent expenses of $198; filing fees of $823; and bank service charges of $48.. The increase in expenses between the three-month periods February 28, 2023 and February 28, 2022 was due to the increase in professional fees and filing fees.

For the six-month period ended February 28, 2023 and February 28, 2022 we had no revenues. Expenses for the six-month period ended February 28, 2023 totaled $26,413 resulting in a net loss of $26,413. The net loss for the six-month period ended February 28, 2023 is the result of expenses of $26,413 comprised primarily of; professional fees of $23,000; transfer agent expenses of $570; filing fees of $2,250; and abandoned account expense of $593. Expenses for the six-month period ended February 28, 2022 totaled $14,465 resulting in a net loss of $14,465. The net loss for the six-month period ended February 28, 2022 is the result of expenses of $14,465 comprised primarily of; professional fees of $13,000; transfer agent expenses of $546; filing fees of $823; and bank service charges of $96.. The increase in expenses between the six-month periods February 28, 2023 and February 28, 2022 was due to the increase in professional fees due to the Company bringing its SEC filings current.

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

As of February 28, 2023, we had $nil in cash and $143,068 due to a related party. As of August 31, 2022, we had $593 in cash and $117,521 due to a related party. Total liabilities as of February 28, 2023, were $144,660 compared to 118,840 in total liabilities at August 31, 2022. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

During March 1, 2023 through July 23, 2023, Century Acquisition (Formerly WP Acquisition Company, LLC), is a major shareholder and controls 19.25%, paid outstanding invoices on behalf of the Company for $25,547. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. These transactions increased the shareholder loan balance to $148,190 in the subsequent period.

5

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

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 2,000,000 preferred shares with a par value of $0.001 per share. Total shares issued as of February 28, 2023 are 85,600,000 common shares and no preferred shares have been issued.

As of February 28, 2023, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

1.

Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of February 28, 2023 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

6

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On May 2, 2018, the Company entered into a subscription agreement with a China-based company, Grand Biotechnology Group Liaoning, (the authorized signor for Grand Biotechnology is a 4.9% shareholder of the Company), for the issuance of an aggregate of 20,000,000 shares of restricted common stock at $0.0075 per share for an aggregate purchase price of U.S.$150,000. On May 2, 2018, the Company issued 20,000,000 shares of restricted common stock. On May 15, 2018 the Company had received $100,000. As of February 28, 2023, $50,000 unpaid stock purchased amount are recorded as “Subscription receivable” under stockholders’ deficit on the balance sheet.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

7

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

* Included in Exhibit 32.2

8

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China WuYi Mountain, Ltd.

Date: July 23, 2023	By:	/s/ Lei Wang
Lei Wang
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

9